Form 10-Q
period 1993-12-31
DELCHAMPS INC
filed 1994-02-14
CIK 729970

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



                            FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the 13-Week Period Ended January 1, 1994

Commission File Number 0-12923


                         Delchamps, Inc.
            -----------------------------------------
                  (Exact name of registrant as
                    specified in its charter)


          Alabama                                  63-0245434
- -------------------------------          -------------------------------
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization)               Identification Number)

305 Delchamps Drive, Mobile, AL                      36602
- -------------------------------          -------------------------------
(Address of principal executive                   (Zip Code)
offices)

      (205) 433-0431
- -------------------------------
(Registrant's telephone number,
including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x      No
        -----            ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 7,113,581 shares at January 31, 1994.

                 DELCHAMPS, INC. AND SUBSIDIARY

                              INDEX




                                                             Page No.
                                                             --------

Part 1.  Financial Information

     Item 1.  Financial Statements

          Condensed Balance Sheets -
               January 1, 1994 and July 3, 1993                3-4

          Condensed Statements of Earnings -
               Thirteen Weeks Ended January 1, 1994 and
               December 26, 1992                               5-6

               Twenty-six Weeks Ended January 1, 1994 and
               December 26, 1992                               5-6

          Condensed Statements of Cash Flows -
               Thirteen Weeks Ended January 1, 1994 and
               December 26, 1992                               7-8

               Twenty-six Weeks Ended January 1, 1994 and
               December 26, 1992                               7-8

          Notes to Condensed Financial Statements                9

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial Condition  10-11


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                  12

     Signatures                                                 12


      3-4

 Part I.  Financial Information

                         DELCHAMPS, INC. AND SUBSIDIARY
                    Condensed Balance Sheets - (In thousands)
                                  (Unaudited)


                                       January 1, 1994        July 3, 1993 *
                                       _______________        _______________
                                       Amount  % Assets       Amount  % Assets

ASSETS
______

Current assets:
 Cash and cash equivalents             $17,305    6.65        12,070     4.79
 Trade accounts receivable               9,663    3.71         7,941     3.15
 Merchandise inventories               101,037   38.82        97,083    38.52
 Prepaid expenses                        2,622    1.01         1,242     0.49
 Deferred income taxes                   1,976    0.75         2,129     0.84
                                       _______   _____       _______   ______

     Total current assets              132,603   50.94       120,465    47.79

Property and equipment:
 Land                                    6,352    2.44         6,495     2.58
 Buildings and improvements             51,119   19.64        49,492    19.64
 Fixtures and equipment                189,798   72.92       185,211    73.48
 Construction in progress                2,221    0.85         3,339     1.32
                                       _______   _____       _______   ______

                                       249,490   95.85       244,537    97.02

 Less accumulated depreciation
  and amortization                    (129,475) (49.74)     (120,271)  (47.72)
                                       _______   _____       _______   ______
      Net property and equipment       120,015   46.11       124,266    49.30

Other assets                             2,387    0.92         1,954     0.78
Goodwill                                 5,288    2.03         5,367     2.13
                                       _______   _____       _______   ______

Total assets                          $260,293  100.00       252,052   100.00
                                      ========  ======       =======   ======

LIABILITES AND STOCKHOLDERS' EQUITY
___________________________________

Current liabilities:
  Notes payable                         $9,370    3.60         3,847     1.53
  Current portion of obligations
    under capital leases                 1,705    0.66         1,705     0.68
  Current portion of long-term debt      3,760    1.44         3,759     1.49
  Current portion of guaranteed
    ESOP debt                            2,000    0.77         2,000     0.79
  Accounts payable                      44,256   17.00        39,785    15.78
  Accrued expenses                      15,623    6.00        18,427     7.31
  Income taxes                             969    0.37         1,431     0.57
                                       _______   _____       _______   ______

        Total current liabilities       77,683   29.84        70,954    28.15

Obligations under capital leases,
  excluding current portion             12,560    4.83        13,387     5.31

Long-term debt, excluding current
  portion                               20,236    7.77        22,116     8.77

Guaranteed ESOP debt, excluding
  current portion                        4,000    1.54         4,000     1.59
Deferred income taxes                   14,112    5.42        14,785     5.87
Other liabilities                          495    0.19           548     0.22
                                       _______   _____       _______   ______

       Total liabilities               129,086   49.59       125,790    49.91

Stockholders' equity:

Junior participating preferred
  stock of no par value -
  authorized 5,000,000 shares;
  no shares issued                           -       -             -        -
Common stock of $.01 par value -
  authorized 25,000,000 shares;
  issued 7,113,581 shares                   71    0.03            71     0.03
Additional paid-in capital              19,731    7.58        19,731     7.83
Retained earnings                      118,449   45.51       113,611    45.07
                                       _______   _____       _______   ______

     Total stockholders' equity        138,251   53.11       133,413    52.93

Less:  Guaranteed ESOP debt
       Unamortized restricted           (6,000)  (2.31)       (6,000)   (2.38)
       stock awards                     (1,044)  (0.40)       (1,151)   (0.46)
                                       _______   _____       _______   ______
     Total stockholders' equity        131,207   50.41       126,262    50.09

Total liabilities and stockholders'
  equity                              $260,293  100.00       252,052   100.00
                                       =======  ======       =======   ======

  See accompanying notes to condensed financial statements.


*Condensed from Balance Sheet included in the 1993 Annual Report.


      5-6

                          DELCHAMPS, INC. AND SUBSIDIARY
    Condensed Statements of Earnings - (In thousands except per share amounts)
                                 (Unaudited)


                                 Thirteen Weeks Ended                      Twenty-six Weeks Ended
                         _____________________________________      ____________________________________
                         January 1, 1994     December 26, 1992      January 1, 1994    December 26, 1992
                         _______________     _________________      _______________    _________________
                         Amount   %Sales     Amount     %Sales      Amount   %Sales    Amount     %Sales
                         ______   ______     ______     ______      ______   ______    ______     ______

Sales                  $274,506   100.00     250,228    100.00      541,076  100.00    505,602    100.00

Cost of sales           207,139    75.46     184,915     73.90      404,949   74.84    376,589     74.48
                        _______   ______     _______    ______      _______  ______    _______    ______

Gross profit             67,367    24.54      65,313     26.10      136,127   25.16    129,013     25.52

Selling, general and
  administrative
  expense                62,557    22.79      58,344     23.32      125,176   23.13    116,018     22.95
                        _______   ______     _______    ______      _______  ______    _______    ______

Operating income          4,810     1.75       6,969      2.79       10,951    2.02     12,995      2.57

  Other expense           1,023     0.37       1,353      0.54        2,071    0.38      2,673      0.53
                        _______   ______     _______    ______      _______  ______    _______    _____
Earnings before income
 taxes and cumulative
 effect of change in
 accounting for income
 taxes                    3,787     1.38       5,616      2.24        8,880    1.64     10,322      2.04

Income taxes              1,316     0.48       2,088      0.83        3,188    0.59      3,796      0.75
                        _______   ______     _______    ______      _______  ______    _______    ______
Earnings before
 cumulative effect of
 change in accounting
 for income taxes         2,471     0.90       3,528      1.41        5,692    1.05      6,526      1.29

Cumulative effect of
 change in accounting
 for income taxes           -         -         -          -            900    0.17       -          -
                        _______   ______     _______    ______      _______  ______    _______    ______

Net earnings           $  2,471     0.90       3,528      1.41        6,592    1.22      6,526      1.29
                        =======   ======     =======    ======      =======  ======    =======    ======

Earnings per common
 share:

Earnings before
 cumulative effect
 of change in
 accounting for
 income taxes          $   0.35                 0.50                   0.80               0.92

Cumulative effect
 of change in
 accounting for
 income taxes               -                    -                     0.13                -
                        _______              _______                _______             ______
Net earnings per
 common share          $   0.35                 0.50                   0.93               0.92
                        =======              =======                =======             ======
Weighted average number
 of common shares         7,114                7,114                  7,114              7,114
                        =======              =======                =======             ======
Dividends declared
 per common share      $   0.11                 0.11                   0.22               0.22
                        =======              =======                =======             ======

See accompanying notes to condensed financial statements.


      7-8

                                DELCHAMPS, INC. AND SUBSIDIARY
                       Condensed Statements of Cash Flows - (In thousands)
                 Increase (Decrease) in Cash and Cash Equivalents -(Unaudited)



                                                   Thirteen Weeks Ended          Twenty-six Weeks Ended
                                                 _______________________        ________________________
                                                  01/01/94     12/26/92          01/01/94      12/26/92
                                                 __________   __________        __________    __________
Cash flows from operating activities:
  Net earnings                                   $   2,471       3,528            6,592          6,526

  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Depreciation and amortization                     4,655       4,498            9,430          8,924
   Loss reserve on closed stores                       (27)        (23)             (53)           (46)
   Restricted stock award compensation expense          53          54              107            107
   Cumulative effect of change in accounting
    for income taxes                                                               (900)
   Increase in merchandise inventories                (373)     (1,558)          (3,954)          (489)
   (Decrease) increase in accounts payable and
    accured expenses                                (1,014)      9,356            1,478          (4,880)
   (Decrease) increase in income taxes, net         (1,144)       (154)            (309)          2,317
   Other, net                                         (931)       (658)          (3,308)         (3,917)
                                                  ________    ________         ________        ________
  Net cash flows provided by operating
   activities                                        3,690      15,043            9,083           8,542

  Cash flows from investing activities:
   Additions to property and equipment              (2,402)     (8,414)          (5,142)        (16,244)
   Proceeds from sale of property and
    equipment                                           10          25               42              25
                                                  ________    ________         ________        ________

  Net cash used in investing activities             (2,392)     (8,389)          (5,100)        (16,219)

  Cash flows from financing activities:
   Proceeds from notes payable                       4,640       6,237            5,523          11,454
   Principal payments on obligations
    capital leases                                    (420)       (464)            (827)           (914)
   Principal payments on long-term debt               (941)     (1,130)          (1,880)         (2,261)
   Dividends paid                                     (782)       (782)          (1,564)         (1,564)
                                                  ________    ________         ________        ________
  Net cash provided by financing activities          2,497       3,861            1,252           6,715


  Net increase (decrease) in cash and
   cash equivalents                                  3,795      10,515            5,235            (962)

  Beginning of period cash and cash equivalents     13,510        (154)          12,070          11,323
                                                  ________    ________         ________        ________
  End of period cash and cash equivalents         $ 17,305      10,361           17,305          10,361
                                                  ========    ========         ========        ========
  Supplemental Disclosures of Cash Flow
    Information:
  _____________________________________

  Cash paid for:

   Interest expenses                              $  1,032       1,367            2,149           2,763
                                                  ========    ========         ========        ========
   Income taxes                                   $  2,571       1,318            3,008           2,596
                                                  ========    ========         ========        ========


   See accompanying notes to condensed financial statements.

                         DELCHAMPS, INC. AND SUBSIDIARY

                    Notes to Condensed Financial Statements

                                  (Unaudited)


(A) The condensed financial statements for the thirteen and twenty-six week periods ended January 1, 1994 and December 26, 1992 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position and results of operations for the periods presented have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year.


      10-11



               Management's Discussion And Analysis Of Results
                    Of Operations And Financial Condition

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere herein.

Results Of Operations

Sales:
_____

     Sales increased 9.70% for the thirteen-week period and 7.02% for the twenty-six week period, compared with corresponding periods last year. Sales for stores open during the current and prior year periods increased 4.38% for the thirteen-week period and 2.59% for the twenty-six week period.

     The increase in same store sales growth for both periods was the result of increased promotional activities. These activities included featuring certain products at reduced retail prices, implementing a dish program which promoted plates and completer pieces, and introducing a line of soft drink products with Delchamps as the brand name. In addition, the Company has continued its Double Coupon Program (under which the Company doubles coupons that have a face value of up to sixty cents) and its Cash Back For School Program (under which the Company makes cash donations to schools equal to 1% of the total cash register receipts collected by each school).

     At January 1, 1994, the Company operated 119 supermarkets and eleven liquor stores compared with 115 supermarkets and ten liquor stores at December 26, 1992. During the thirteen-week period, the Company opened one liquor store and expanded one supermarket. During the twenty-six week period, the Company opened one supermarket, expanded three supermarkets, and opened one liquor store.

Gross Profit:
____________

     Gross profit as a percentage of sales decreased from 26.10% to 24.54% for the thirteen-week period and decreased from 25.52% to 25.16% for the twenty-six week period. The decreases for both periods were the result of markdowns related to the promotional activities noted above.

Selling, General and Administration Expenses:
____________________________________________

     Selling, general and administration expenses as a percentage of sales decreased from 23.32% to 22.79% for the thirteen-week period and increased from 22.95% to 23.13% for the twenty-six week period. The decrease for the thirteen-week period was because of increased sales volume which was up 9.70% as noted above. The increase for the twenty-six week period was because of increased expenses related to the promotional activities noted above.

Other Expense:
_____________

     Other expense decreased $330,000 and $602,000 for the thirteen and twenty-six week periods, respectively. The decreases result form lower interest expense which was caused by the Company refinancing a significant portion of long-term debt, lower levels of indebtedness, and a decline in interest rates.

Income Taxes:
____________

     The effective rate for income taxes decreased from 37.18% to 34.75% for the thirteen-week period and decreased from 36.78% to 35.90% for the twenty-six week period. The effective rates decreased for both periods because of lower pretax earnings combined with greater levels of targeted jobs tax credits. The effective rates were below the statutory rate because of targeted jobs tax credits.

Other:
_____

     During the first quarter of the current fiscal year, the Company implemented Statement of Financial Accounting Standard No. 109,
"Accounting For Income Taxes" ("SFAS No. 109"). SFAS No. 109 supersedes SFAS No. 96 and requires that deferred taxes be recorded using the liability method and restricts the conditions under which a deferred tax asset may be recorded. The cumulative effect on the financial statements of adopting SFAS
No. 109 was to increase net earnings $900,000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company leases its store locations, but makes substantial expenditures to equip new and expanded supermarkets. In addition, the Company makes substantial expenditures for distribution facilities and equipment. The Company plans to finance its capital expenditures with funds provided by operations. However, if an insufficient amount of funds are generated, the Company may draw on short-term credit lines. The Company has $105.0 million in credit lines from financial institutions of which $98.5 million is available for future use. These credit lines expire at various times throughout fiscal year 1994, though the Company expects most to be renewed.

     Working capital increased form $49,511,000 at July 3, 1993 to $54,920,000 as of January 1, 1994. Additions to property and equipment were $5,142,000 during the same period and consisted primarily of purchases of store equipment.

PART II.   Other Information

Item  6.   Exhibits and Reports on Form 8-K.

           Reports on Form 8-K

                There were no reports on Form 8-K filed
                during the 13-weeks ended January 1, 1994.




                               Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Delchamps, Inc.
                                        _______________


Date: February 14, 1994                 /s/ Randy Delchamps
                                      ____________________________________
                                      Randy Delchamps, Chairman, President,
                                      and Chief Executive Officer



Date:  February 14, 1994                /s/ Roy W. Henderson
                                      _____________________________________
                                      Roy W. Henderson, Vice President,
                                      Finance, and Treasurer