Form 10-Q
period 1994-03-31
DELCHAMPS INC
filed 1994-05-11
CIK 729970

Securities And Exchange Commission

                          Washington, D.C.  20549



                                 FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the 13-Week Period Ended April 2, 1994

Commission File Number 0-12923


                              Delchamps, Inc.
                 -----------------------------------------
                       (Exact name of registrant as
                         specified in its charter)


      Alabama                                             63-0245434
- - -----------------------------                   ---------------------------
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                        identification number)

305 Delchamps Drive, Mobile, AL                             36602
- - ----------------------------                    ---------------------------
(Address of principal executive                           (Zip code)
offices)

       (205) 433-0431
- - ----------------------------
(Registrant's telephone number,
including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x      No
    -----        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 7,113,581 shares at April 29, 1994.

                      DELCHAMPS, INC. AND SUBSIDIARY

                                   Index


                                                          Page No.
                                                       -------------

Part 1.  Financial Information

     Item 1.  Financial Statements

          Condensed Balance Sheets -
               April 2, 1994 and July 3, 1993                1

          Condensed Statements of Earnings -
               Thirteen Weeks Ended April 2, 1994 and
               March 27, 1993                                2

               Thirty-nine Weeks Ended April 2, 1994 and
               March 27, 1993                                2

          Condensed Statements of Cash Flows -
               Thirteen Weeks Ended April 2, 1994 and
               March 27, 1993                                3

               Thirty-nine Weeks Ended April 2, 1994 and
               March 27, 1993                                3

          Notes to Condensed Financial Statements            4

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   5


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K               6

     Signatures                                              6

Part I.  Financial Information

     DELCHAMPS, INC. AND SUBSIDIARY
 Condensed Balance Sheets - (In thousands)
              (Unaudited)


                                      April 2, 1994        July 3, 1993*
                                    ----------------    ------------------
                                    Amount   % Asset    Amount   % Asssets
                                    ------   -------    ------   ---------
ASSETS
Current assets:
  Cash and cash equivalents         $ 15,083     5.84     12,070     4.79
  Trade accounts receivable            8,736     3.38      7,941     3.15
  Merchandise inventories             99,793    38.66     97,083    38.52
  Prepaid expenses                     2,171      .84      1,242      .49
  Deferred income taxes                1,976      .78      2,129      .84
                                     -------   ------    -------   ------
          Total current assets       127,759    49.50    120,465    47.79

Property and equipment:
  Land                                 6,312     2.45      6,495     2.58
  Buildings and improvements          51,129    19.81     49,492    19.64
  Fixtures and equipment             191,343    74.13    185,211    73.48
  Construction in progress             7,936     3.07      3,339     1.32
                                     -------   ------    -------   ------
                                     256,720    99.46    244,537    97.02

  Less accumulated depreciation
    and amortization                -133,973   -51.91   -120,271   -47.72
                                     -------   ------    -------   ------
          Net property and
           equipment                 122,747    47.55    124,266    49.30

Other assets                           2,366      .92      1,954      .78
Goodwill                               5,249     2.03      5,367     2.13
                                     -------   ------    -------   ------
Total assets                       $ 258,121   100.00    252,052   100.00
                                     =======   ======    =======   ======

LIABILITIES AND STOCKHOLERS' EQUITY
- - -----------------------------------
Current liabilities:
  Notes Payable                    $   9,288     3.60      3,847     1.53
  Current portion of obligations
   under capital leases                1,705      .66      1,705      .68
  Current portion of long-term
   debt                                3,760     1.46      3,759     1.49
  Current portion of guaranteed
   ESOP debt                           2,000      .77      2,000      .79
  Accounts payable                    41,004    15.89     39,785    15.78
  Accrued expenses                    14,861     5.76     18,427     7.31
  Income taxes                           789      .30      1,431      .57
                                     -------   ------    -------   ------
         Total current liabilities    73,407    28.44     70,954    28.15

Obligations under capital leases,
 excluding current portion            12,128     4.70     13,387     5.31
Long-term debt, excluding current
 portion                              19,297     7.48     22,116     8.77
Guaranteed ESOP debt, excluding
 current portion                       4,000     1.55      4,000     1.59
Deferred income taxes                 14,781     5.73     14,785     5.87
Other liabilities                        468      .17        548      .22
                                     -------   ------    -------   ------
          Total liabilities          124,081    48.07    125,790    49.91

Stockholders' equity:
  Junior participating preferred
   stock of no par value-
   authorized 5,000,000 shares;
   no shares issued                        -        -          -        -
  Common stock of $.01 par value -
   authorized 25,000,000 shares;
   issued 7,113,581 shares                71      .03         71      .03
  Additional paid-in capital          19,731     7.64     19,731     7.83
  Retained earnings                  121,228    46.97    113,611    45.07
                                     -------   ------    -------   ------
                                     141,030    54.64    133,413    52.93
  Less:  Guaranteed ESOP debt         -6,000    -2.32     -6,000    -2.38
         Unamortized restricted
          stock awards                  -990     -.39     -1,151     -.46
                                     -------   ------    -------   ------
       Total stockholders' equity    134,040    51.93    126,262    50.09

Total liabilities and stockholders'
 equity                            $ 258,121   100.00    252,052   100.00
                                     =======   ======    =======   ======

See accompanying notes to condensed financial statements.


*   Condensed from Balance Sheet included in the 1993 Annual Report.

         DELCHAMPS, INC. AND SUBSIDIARY
Condensed Statements of Earnings - (In thousands
           except per share amounts)
                  (Unaudited)


                               Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                               --------------------                 -----------------------
                       April 2, 1994       March 27, 1993      April 2, 1994      March 27, 1993
                    -------------------  ------------------  ----------------   -----------------
                     Amount    % Sales    Amount    % Sales   Amount  % Sales    Amount   % Sales
                     ------    -------    ------    -------   ------  -------    ------   -------
Sales              $  265,146   100.00   246,521    100.00   806,222   100.00   752,123    100.00

Cost of sales         197,407    74.45   182,425     74.00   602,356    74.71   559,014     74.32
                      -------   ------   -------    ------   -------   ------   -------    ------
Gross profit           67,739    25.55    64,096     26.00   203,866    25.29   193,109     25.68

Selling, general
 and administrative
 expenses              61,300    23.13    57,268     23.23   186,476    23.13   173,286     23.05
                      -------   ------   -------    ------   -------   ------   -------    ------

Operating income        6,439     2.42     6,828      2.77    17,390     2.16    19,823      2.63

Other expenses          1,019      .38     1,321       .54     3,090      .38     3,994       .53
                      -------   ------   -------    ------   -------   ------   -------    ------
Earnings before         5,420     2.04     5,507      2.23    14,300     1.78    15,829      2.10
 income taxes and
 cumulative effect
 of change in
 accounting for
 income taxes

Income taxes            1,858      .70     1,973       .80     5,046      .63     5,769       .76
                      -------   ------   -------    ------   -------   ------   -------    ------
Earnings before         3,562     1.34     3,534      1.43     9,254     1.15    10,060      1.34
 cumulative effect
 of change in
 accounting for
 income taxes

Cumulative effect
 of change in
 accounting for
 income taxes               -        -         -         -       900      .11         -         -
                      -------   ------   -------    ------   -------   ------   -------    ------

Net earnings         $  3,562     1.34     3,534      1.43    10,154     1.26    10,060      1.34
                      =======   ======   =======    ======   =======   ======   =======    ======
Earnings per
 common share:
Earnings before
 cumulative
 effect of change
 in accounting for
 income taxes         $   .50                .50                1.30               1.41


Cumulative effect
 of change in
 accounting for
 income taxes               -                  -                 .13                  -
                      -------            -------             -------            -------

Net earnings per
 common share         $   .50                .50                1.43               1.41
                      =======            =======             =======            =======
Weighted average
 number of common
 shares                 7,114              7,114               7,114              7,114
                      =======            =======             =======            =======

Dividends declared
 per common share     $   .11                .11                 .33                .33
                      =======            =======             =======            =======

See accompanying notes to condensed financial statements.



         DELCHAMPS, INC. AND SUBSIDIARY
Condensed Statements of Cash Flows - (In thousands)
 Increase (Decrease) In Cash and Cash Equivalents
                  (Unaudited)

                                     Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                    ---------------------     -----------------------
                                    04/02/94     03/27/93      04/02/94     03/27/93
                                    --------     --------      --------     --------
Cash flows from operating
activities:
  Net earnings                     $ 3,562         3,534        10,154       10,060

Adjustments to reconcile net
 earnings to net cash provided by
 operating activities:
  Depreciation and amortization      4,630         4,541        14,061       13,465
  Loss reserve on closed stores        -27           -24           -80          -70
  Restricted stock award
   compensation expense                 54            54           161          161
  Cumulative effect of change in
   accounting for income taxes           -             -          -900            -
  Decrease (increase) in
   merchandise inventories           1,244         2,479        -2,710        1,990
  Decrease in accounts payable
   and accrued expesnes             -4,014        -1,765        -2,536       -6,645
  (Decrease) increase in income
   taxes, net                         -180           -19          -489        2,298
  Other, net                         2,067         2,179        -1,242       -1,738
                                    ------        ------        ------       ------
Net cash flows provided by
 operating activities                7,336        10,979        16,419       19,521

Cash flows from investing
activities:
  Additions to property and
   equipment                        -7,352        -5,386       -12,494      -21,630
  Proceeds from sale of property
   and equipment                        29           412            71          437
                                    ------        ------       -------      -------
Net cash used in investing
 activities                         -7,323        -4,974       -12,423      -21,193

Cash flows from financing
 activities:
 (Payments on) proceeds from
  notes payable                        -82        -5,767         5,441        5,687

  Principal payments on
   obligations under capital leases   -432          -478        -1,259       -1,392

  Principal payments on long-term
   debt                               -939        -1,130        -2,819       -3,391


  Proceeds from long-term debt                       750                        750
  Dividends paid                      -782          -782        -2,346       -2,346
                                    ------        ------        ------       ------
Net cash used in financing
 activities                         -2,235        -7,407          -983         -692

Net (decrease) increase in cash
 and cash equivalents               -2,222        -1,402         3,013       -2,364

Beginning of period cash and cash
 equivalents                        17,305        10,361        12,070       11,323
                                    ------        ------        ------       ------
End of period cash and cash
 equivalents                      $ 15,083         8,959        15,083        8,959
                                    ======        ======        ======       ======

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest expenses                $ 1,055         1,383         3,204        4,146
                                    ======        ======        ======       ======
  Income taxes                     $ 1,630         1,458         4,638        4,054
                                    ======        ======        ======       ======

See accompanying notes to condensed financial statements.


                 DELCHAMPS, INC. AND SUBSIDIARY

             Notes to Condensed Financial Statements

                           (Unaudited)


(A)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly-owned subsidiary. All material intercompany balances have been eliminated.

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented.
The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1993 Annual Report.

     The balance sheet at July 3, 1993 has been taken from the audited financial statements at that date.



        Management's Discussion And Analysis Of Financial
               Condition And Results Of Operations

RESULTS OF OPERATIONS

Sales:
- - -----
     Sales increased 7.56% for the thirteen-week period
and 7.19% for the thirty-nine week period, compared with
corresponding periods last year.  Sales for stores open during the current and prior year periods increased 3.94% for the
thirteen-weeek period and 3.08% for the thirty-nine week period.
     The increase in same store sales growth for both periods was primarily the result of increased promotional activities.  These activities included featuring certain products at reduced retail prices and introducing a line of soft drink products with
Delchamps as the brand name.  Same store sales were also
favorably impacted by the timing of the Easter holiday.
     At April 2, 1994, the Company operated 119 supermarkets and eleven liquor stores compared with 116 supermarkets and ten
liquor stores at March 27, 1993.  During the thirty-nine week period, the Company opened one supermarket, expanded three
supermarkets, and opened one liquor store.

Gross Profit:
- - ------------
     Gross profit as a percentage of sales decreased from 26.00%
to 25.55% for the thirteen-week period and decreased from 25.68%
to 25.29% for the thirty-nine week period.  The decreases for both periods were the result of markdowns related to the
promotional activities noted above.

Selling, General and Administrative Expenses:
- - --------------------------------------------
     Selling, general and administrative ("S G & A") expenses as a percentage of sales were relatively unchanged for the thirteen-
week and thirty-nine week periods.  S G & A as a percentage of sales decreased from 23.23% to 23.13% for the thirteen-week
period and increased from 23.05% to 23.13% for the thirty-nine week period.

Other Expense:
- - -------------
     Other expense decreased $302,000 and $904,000 for the
thirteen and thirty-nine week periods, respectively.  The
decreases result from lower interest expense which was caused by the Company refinancing a significant portion of long-term debt, lower levels of indebtedness, and a decline in interest rates.

Income Taxes:
- - ------------
     The effective rate for income taxes decreased from 35.83%
to 34.28% for the thirteen-week period and decreased from 36.45%
to 35.29% for the thirty-nine week period.  The effective rates decreased for both periods because of greater levels of targeted jobs tax credits.  The effective rates were below the statutory rate because of targeted jobs tax credits.

Other:
- - -----
     During the first quarter of the current fiscal year, the
Company implemented Statement of Financial Accounting Standard
No. 109, "Accounting For Income Taxes" ("SFAS No. 109").  SFAS
No. 109 superseded SFAS No. 96 and requires that deferred taxes be recorded using the liability method and restricts the
conditions under which a deferred tax asset may be recorded.  The cumulative effect on the financial statements of adopting SFAS
No. 109 was to increase net earnings $900,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company leases its store locations, but makes substantial expenditures to equip new and expanded supermarkets.
In addition, the Company makes substantial expenditures for distribution facilities and equipment. The Company plans to finance its capital expenditures with funds provided by operations. However, if an insufficient amount of funds are generated, the Company may draw on short-term credit lines. The
Company has $105.0 million in credit lines from financial institutions of which $96.0 million is available for future use.
These credit lines expire at various times throughout fiscal years 1994 and 1995, though the Company expects most to be renewed.
     Working capital increased from $49,511,000 at July 3, 1993 to $54,352,000 as of April 2, 1994. Additions to property and equipment were $12,494,000 during the same period and consisted primarily of purchases of store equipment.


PART II.   OTHER INFORMATION

Item  6.   Exhibits and Reports on Form 8-K.

     Reports on Form 8-K



     There were no reports on Form 8-K filed during the 13-weeks ended April 2, 1994


                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Delchamps, Inc.


Date: May 11, 1994               /s/  Randy Delchamps
                                 Randy Delchamps, Chairman, President,
                                 and Chief Executive Officer


Date:  May 11, 1994              /s/  Roy W. Henderson
                                 Roy W. Henderson, Vice President,
                                 Finance, and Treasurer

