Form 10-Q/A
period 1993-10-02
DELCHAMPS INC
filed 1994-09-29
CIK 729970

Securities and Exchange Commission

                         Washington, D.C.     20549

                                FORM 10 -Q/A

       AMENDMENT TO THE QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

       For the 13-week Period Ended October 2, 1993

       Commission File Number 0-12923


                             DELCHAMPS, INC.
          _____________________________________________________
          (Exact name of registrant as specified in its charter)




          Alabama                             63-0245434
_________________________________  _______________________________
(State or other jurisdiction of       (I.R.S. employer
 incorporation or organization)        identification number)


305 Delchamps Drive, Mobile, AL                36602
________________________________   ________________________________
(Address of principal executive              (Zip Code)
  offices)


     (205) 433-0431
________________________________
(Registrant's telephone number,
  including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.   Yes [ X ]  No  [   ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
7,113,581 shares at October 25, 1993.

INDEX

Part  I.  Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheets -
                  October 2, 1993 and July 3 , 1993

               Condensed Statements of Earnings -
                    Thirteen Weeks Ended October 2, 1993
                    and September 26, 1992

               Condensed Statements of Cash Flows -
                    Thirteen Weeks Ended October 2, 1993
                    and September 26, 1992

               Notes to Condensed Financial Statements

     Item 2.       Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations

Part I.  Financial Information

                                    DELCHAMPS, INC. AND SUBSIDIARY
                                    Condensed Balance Sheets - (In thousands)
                                               (unaudited)

                                                  October 2, 1993                   July 3, 1993*
                                            __________________________         ______________________
                                                Amount    % Assets               Amount     % Assets
ASSETS                                      ____________ _____________         ___________ ___________
___________

Current assets:
   Cash and cash equivalents                 $   13,510      5.24               $  12,070       4.79
   Trade accounts receivable                      9,223      3.58                   7,941       3.15
   Merchandise inventories                      100,664     39.08                  97,083      38.52
   Prepaid expenses                               2,263      0.88                   1,242       0.49
   Deferred income taxes                          1,976      0.77                   2,129       0.84
                                             ____________ __________            ___________ __________
       Total current assets                     127,636     49.55                 120,465      47.79

Property and equipment:
   Land                                           6,363      2.47                   6,495       2.58
   Buildings and improvements                    50,058     19.43                  49,492      19.64
   Fixtures and equipment                       188,812     73.29                 185,211      73.48
   Construction in progress                       1,887      0.74                   3,339       1.32
                                              ____________ __________           ___________ __________
                                                 247,120     95.93                244,537      97.02
Less accumulated depreciation
   and amortization                             (124,881)   (48.48)              (120,271)    (47.72)
                                              ____________ __________           ___________ __________

    Net property and equipment                   122,239     47.45               124,266        49.3

Other assets                                       2,405      0.93                 1,954        0.78
Goodwill                                           5,327      2.07                 5,367        2.13
                                              ____________ ___________          ___________ __________
Total assets                                     257,607    100.00               252,052      100.00
                                              ============ ===========          =========== ==========

LIABILITIES AND STOCKHOLDER' EQUITY
____________________________________

Current liabilities:
    Notes payable                             $    4,730      1.84             $     3,847      1.53
    Current portion of obligations
       under capital leases                        1,705      0.66                   1,705      0.68
    Current portion of long-term debt              3,760      1.45                   3,759      1.49
    Current portion of guaranteed ESOP             2,000      0.78                   2,000      0.79
    Accounts payable                              44,333     17.21                  39,785     15.78
    Accrued expenses                              16,560      6.43                  18,427      7.31
    Income taxes                                   2,266      0.88                   1,431      0.57
                                              ____________ ___________          ____________ __________
         Total current liabilities                75,354     29.25                  70,954     28.15

Obligations under capital leases,
     excluding current portion                    12,980      5.04                  13,387      5.31
Long-term debt, excluding current portion         21,177      8.22                  22,116      8.77
Guaranteed ESOP debt, excluding current portion    4,000      1.55                   4,000      1.59
Deferred income taxes                             13,110      5.09                  14,785      5.87
Other liabilities                                  3,122      1.21                     548      0.22
                                              ____________ ___________          ____________ __________
          Total liabilities                      129,743     50.36                 125,790     49.91

Stockholders' equity:
  Junior participating preferred stock
    of no par value - authorized 5,000,000
    shares; no shares issued                           -         -                       -         -

  Common stock of $.01 par value - authorized
    25,000,000 shares; issued 7,113,581 shares         71      0.03                     71      0.03
  Additional paid-in capital                       19,731      7.66                 19,731      7.83
  Retained earnings                               115,159     44.70                113,611     45.07
                                              ____________ ___________          ____________ __________
                                                  134,961     52.39                133,413     52.93
   Less: Guaranteed ESOP debt                      (6,000)    (2.33)                (6,000)    (2.38)
         Unamortized restricted stock awards       (1,097)    (0.42)                (1,151)    (0.46)
                                              ____________ ___________          ____________ __________
        Total stockholders' equity                127,864     49.64                126,262     50.09

Total liabilities and stockholders' equity    $   257,607    100.00                252,052    100.00
                                              ============ ===========          ============ ==========

See accompanying notes to condensed financial statements.

*  Condensed from Balance Sheet included in the 1993 Annual Report.

                                    DELCHAMPS, INC. AND SUBSIDIARY
                                   Condensed Statements of Earnings  -
                                (In thousands except per share amounts)
                                             (Unaudited)

                                                                   Thirteen Weeks Ended
                                               ___________________________________________________________
                                                        October 2, 1993            September 26, 1992
                                                  _________________________      ________________________
                                                      Amount     % Sales           Amount     % Sales
                                                   ___________ ___________      ____________ ___________
Sales                                           $     266,570    100.00             255,374     100.00

Cost of sales                                         197,810     74.21             191,674      75.06
                                                   ___________ ___________      _____________ __________
Gross profit                                           68,760     25.79              63,700      24.94

Selling, general and
   administrative expenses                             62,619     23.49              57,674      22.58
                                                   ____________ __________       ____________ __________
Operating income                                        6,141      2.30               6,026       2.36

Other expenses                                          1,048      0.39               1,320       0.52
                                                   ____________ __________       ____________ __________

Earnings before income taxes and
  cumulative effect of changes in
  accounting principles                                 5,093      1.91               4,706       1.84

Income taxes                                            1,872      0.70               1,708       0.67
                                                   ____________ ___________      ____________ ___________
Earnings before cumulative effect
  of changes in accounting principles                   3,221      1.21               2,998       1.17

Cumulative effect of change in accounting
  for income taxes                                        900      0.34                   -          -

Cumulative effect of change in accounting
  for postemployment benefits (net of
  income tax benefits of $1,000)                       (1,600)    (0.60)                  -          -
                                                   ____________ ___________      _____________ ___________
Net earnings                                     $      2,521      0.95               2,998       1.17
                                                   ============ ===========      ============= ===========

Earnings per common share:
  Earnings before cumulative effect of
  changes in accounting principles               $       0.45                          0.42

Cumulative effect of change in accounting
  for income taxes                                       0.12                             -

Cumulative effect of change in accounting
  for postemployment benefits                           (0.22)                            -
                                                   ____________                    ____________
Net earnings per common share                            0.35                          0.42
                                                   ============                    ============

Weighted average number of common
  shares                                                7,114                         7,114
                                                   ============                    ============
Dividends declared
   per common share                              $       0.11                          0.11
                                                   ============                    ============

See accompanying notes to condensed financial statements.

                            DELCHAMPS, INC. AND SUBSIDIARY
                    Condensed Statements of Cash Flows - (In Thousands) Increase/(Decrease) In Cash and Cash Equivalents
                                    (Unaudited)

                                                                   Thirteen Weeks Ended
                                                         _____________________________________
                                                             10/10/93             09/26/92
                                                         _________________  __________________
Cash flows from operating activities:
     Net earnings                                        $      2,521              2,998

Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                              4,775              4,426
     Loss reserve on closed stores                                (26)               (23)
     Restricted stock award compensation expense                   54                 53
     Cumulative effect of change in accounting for
         income taxes                                            (900)                 -
     Cumulative effect of change in accounting for
         postemployment benefits                                1,600                  -
     Decrease in merchandise inventories                       (3,581)             1,069
     Decrease in accounts payable and accrued expenses          2,492             (6,236)
     Increase (decrease) in income taxes, net                     835              2,471
     Other, net                                                (2,377)            (3,259)
                                                          ________________   _________________
Net cash flows provided by operating activities                 5,393              1,499

Cash flows from investing activities:
     Additions to property and equipment                       (2,740)            (7,830)
     Proceeds from sale of property and equipment                  32                  -
                                                          ________________   _________________
Net cash used in investing activities                          (2,708)            (7,830)

Cash flows from financing activities:
     Proceeds from notes payable                                  883              5,217
     Principal payments on obligations under capital leases      (407)              (450)
     Principal payments on long - term debt                      (939)            (1,131)
     Dividends paid                                              (782)              (782)
                                                         _________________   _________________
Net cash provided by financing activities                      (1,245)             2,854

Net (decrease) increase in cash and cash equivalents            1,440             (3,477)

Beginning of period cash and cash equivalents                  12,070             11,323
                                                         _________________    ________________
End of period cash and cash equivalents                $       13,510              7,846

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
     Interest expense                                  $        1,117              1,396
                                                         =================    ================
     Income taxes                                      $          437              1,278
                                                         =================    ================

See accompanying notes to condensed financial statements.

                            DELCHAMPS, INC. AND SUBSIDIARY

Notes to Condensed Financial Statements

(Unaudited)

(A) The condensed financial statements for the thirteen week periods ended October 2, 1993 and September 26, 1992 are unaudited. In the opinion of management, all adjustments
     (consisting only of normal recurring adjustments) necessary for the fair presentation of the financial position and results of operations for the periods presented have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year.



Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                           OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS:

Sales:
______________

    Sales increased 4.38% for the thirteen-week period compared with the corresponding period last year. The increase in sales was primarily because of sales from new supermarkets. During the last year, the Company has opened five supermarkets, of which one was a replacement for a smaller unit. At the end of the current period, the Company operated 119 supermarkets and ten liquor stores compared with 115 supermarkets and ten liquor stores a year earlier.

     Sales increased .69% for stores which were open during both the current and prior year periods. The moderate increase in same store sales follows a large increase of 5.4% in same store sales for last year's quarter. Same store sales have now had positive growth in each of the last six quarters.

     During the current quarter, the Company continued its aggressive promo-tional activities. These activities include Double Coupons (under which the Company doubles coupons that have a face value of up to sixty cents), Triple Coupons (under which the Company triples coupons that have a face value of up to thirty-four cents in selected markets), and Cash Back For Schools (under which the Company makes a cash donation to schools equal to 1% of the total cash register receipts collected by each school). The Company also successfully introduced a line of soft drink products with Delchamps as the brand name. These products offer customers quality merchandise at retail prices which are less than brand name products. The Company plans to introduce additional product lines with Delchamps as the brand name in the near future.

Gross Profit:
_________________

     Gross profit as a percentage of sales increased from 24.94% last year to 25.79% for the current thirteen-week period. This increase was the result of increased promotional and buying allowances and a shift in product mix to higher margin products located in the specialty department of the Company's newer supermarkets and expanded supermarkets.


Selling, General, and Administrative Expenses:
_______________________________________________

     Selling, general and administrative ("SG and A") expenses as a percentage of sales increased from 22.58% last year to 23.49% for the current thirteen-week period. This increase in SG and A percentage resulted from higher wages resulting from wage rate adjustments and increased promotional expenses from the promotional activities noted in the sales section above.

Other Expenses:
_________________

     Other expenses decreased $272,000 from last year's thirteen-week period. This decreased resulted from lower interest expense which was caused by the Company refinancing a significant portion of long-term debt, lower levels of indebtedness, and a decline in interest rates.

Income Taxes:
_________________

     The effective rate for income taxes increased from 36.29% to 36.76% for the current thirteen-week period. The increase is a result of a higher Federal statutory tax rate which became effective January 1, 1993. The effective rates were below the statutory rate because of targeted jobs tax credits.

Other:
____________

     During the current thirteen-week period, the Company implemented State-ment of Financial Accounting Standard No. 109, Accounting For Income Taxes" ("SFAS No. 109"). SFAS No. 109 supersedes SFAS No. 96 and requires that deferred taxes be recorded using the liability method and restricts the conditions under which a deferred tax asset may be recorded. The cumulative effect on the financial statements of adopting SFAS 109 was to increase net earnings $900,000.

Postemployment Benefits Other than Pensions:
_______________________________________________

     Effective for the quarter ended October 2, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, ("SFAS No . 112"), "Employers' Accounting for Postemploymnt Benefits". Under SFAS No 112, the cost of employment benefits must be recognized on an accrual basis as employees perform services to earn the benefits.

     The Company provides postemployment benefits, longevity bonus, to associates that leave employment after either attaining age 55 or completing 25 years of service. The amount of longevity bonus is based on length of service.

     The Company previously expanded the cost of these benefits as incurred. The Company has elected to recognize this change in accounting principle on the immediate recognition basis. The cumulative effect for the quarter ended October 2, 1993 of adopting SFAS No. 112 was an increase in accrued postemployment benefit costs of $2,600,000 ($1,600,000 after the income tax benefit of $.22 per share).

LIQUIDITY AND CAPITAL RESOURCES

     Although the Company's supermarket locations are leased, the Company makes substantial expenditures to equip new and expanded supermarkets.
In addition, the Company makes substantial expenditures for distribution facilities and equipment. The Company plans to finance its capital expenditures with funds provided by operations. However, if an insuff-cient amount of funds are generated, the Company may draw on short-term credit lines. The Company has $95.0 million in credit lines from financial institutions of which $90.3 million is available for future use. While these credit lines expire throughout fiscal year 1994, the Company expects the majority of these credit lines to be extended annually as they are deemed necessary.

     Working capital increased from increased from $49,511,000 at July 3, 1993 to $52,282,000 as of October 2, 1993. Additions to property and equipment were $2,740,000 during the same time period and consisted primarily of purchases of store equipment.

                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DELCHAMPS, INC.
                                         _________________

                                         /s/   Roy W. Henderson
                                         ________________________
Date:  August 12,1994                    Roy W. Henderson
                                         Vice President of Finance
                                         Treasurer