Form 10-K
period 1994-07-02
DELCHAMPS INC
filed 1994-09-29
CIK 729970

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 1994

Commission File Number 0-12923

                                 Delchamps, Inc.
                 ______________________________________________
                        (Exact name of registrant as
                          specified in its charter)

           Alabama                                          63-0245434
_________________________________                   __________________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation of organization)                        Identification Number)

305 Delchamps Drive   Mobile, AL                              36602
__________________________________                       _________________
(Address of principal executive                            (Zip Code)
    offices)

    (205) 433-0431
 _________________________
(Registrant's telephone number,
including area code)

     Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.01 par value.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     The aggregate market value of the voting stock held by non-affilates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at August 25, 1994 was at $94,000,000.

     The number of shares of Registrant's common stock, par value one cent ($.01) per share, outstanding at August 25, 1994, was 7,113,581.

     Documents incorporated by reference: Parts II and IV incorporate by reference portions of the Company's 1994 Annual Report to shareholders. Portions of the Company's definitive Proxy Statement for its 1994 annual meeting of shareholders (the "Proxy Statement") is incorporated by reference into Part III.

     The Exhibit Index follows the schedules of this document.

                                PART   I
                                _________

Item 1.     Business
_________   __________


(a) The Registrant, Delchamps, Inc. (the "Company") is a corporation which was organized under the laws of the State of Alabama in 1946; from the Company's founding in 1921 until it was incorporated, it operated as a partnership. The Company operates a chain of supermarkets under the name "Delchamps" in Alabama, Florida, Louisiana, and Mississippi and has operated continuously for over 70 years.

     The number of supermarkets operated by the Company has grown from 110 at June 30, 1990 to 115 at June 27, 1992, and 120 at July 2, 1994. In addition to regularly opening new stores, the Company expands and remodels existing units, and closes outmoded or unprofitable stores. During the five years ended July 2, 1994, the Company closed 11 outdated or un-profitable stores and opened 27 new stores that are all considerably larger than the stores that were closed. The Company also remodeled and expanded 22 stores during the same 5 year period.

     The Company, in addition to operating supermarkets, operates twelve liquor stores in the State of Florida. Eleven are small units located adjacent to the Company's supermarkets, and the twelfth liquor store, operating under the name of "The
Liquor Place", is a free-standing unit of approximately 26,000 square feet from a converted Delchamps supermarket in Pensacola, Florida.

     The Company's wholly-owned subsidiary, Supermarket Cigarette
Sales, Inc., functions as the purchasing agent and distributor for cigarettes sold by the Company's supermarkets in Louisiana, Mississippi, and Florida.

     The 120 supermarkets operated by the Company at July 2, 1994 range in size from 12,000 square feet to 57,669 square feet, and average 40,068 square feet. The average square footage of selling area per supermarket increased from ap-proximately 26,291 square feet at June 30, 1990, to approximately 28,950 at July 2, 1994, and the total sales area in all stores increased from 2,892,000 to 3,474,000 square feet during the same period. The Company's new stores will range from approximately 46,000 to 62,000 square feet in size (and from approximately 34,000 to 47,000 square feet of selling space) depending upon the size of the store's market area.

     The Company plans to continue to expand the supermarket chain through the addition of new supermarkets in its present areas of operation, in new market areas and through expansion of existing stores.

     The Company opened three new supermarkets during fiscal year 1994, closed one store, and has opened or has plans to open four additional supermarket during fiscal year 1995. Four stores were expanded during the 1994 fiscal year and the Company plans to remodel and expand nine existing supermarkets in fis-cal 1995.

     The following table sets forth certain statistical information with respect to the Company's operations for the periods indicated:

                                                                            DELCHAMPS, INC.

                                                                      Selected Financial Information

                                                                          Fiscal Year Ended
                                      ___________________________________________________________________________________
                                              July 2,         July 3,         June 27,       June 29,       June 30,
                                               1994            1993            1992           1991           1990
                                            (52 Weeks)       (53 Weeks)      (52 Weeks)     (52 Weeks)    (52 Weeks)
                                            ___________     ____________     ____________   ___________   ___________
Sales (in thousands)                      $  1,067,191     $  1,034,531     $   949,849    $   959,169   $   948,257
Number of supermarkets:
     Opened in period                                 3                4               6              5             9
     Closed in period                                 1                1               3              3             3
     Total  <FN1>                                   120              118             115            112           110
Average sales per supermarket
     (in thousands)<FN2>                   $      8,968     $      8,880     $     8,369    $     8,641   $     8,862
Total square feet of selling
     space (in thousands):
     Opened in period                               155              167             241            178           323
     Closed in period                                22               19              65             53            64
     Total<FN1>                                   3,474            3,341           3,193          3,017         2,892
Total square feet of selling
     space per supermarket<FN1>                  28,950           28,314          27,765         26,938        26,291
Average sales per square foot
     of selling space <FN3>                $        313     $        317     $       306    $       325   $       343
__________________________

<FN1> At the end of period.
<FN2> Sales for the period divided by the average number of supermarkets for the period.
<FN3> Sales for the period divided by the average square feet of selling space for the period.



     The Company believes that a vital factor in a successful supermarket expansion program is the careful selection of store locations. The Company analyzes prospective locations on a continuous basis, both internally and with assistance of outside consultants, and locates stores primarily in suburban shopping centers in areas with stable or growing middle and upper-middle class populations. The Company enlarges, modernizes, relocates or closes stores in light of their past performance and the Company's assessment of their future potential.

(b) Financial information on industry segments and lines of business is omitted because, apart from its principal business of operating retail self-service food stores and liquor stores, the Company had no other lines of business or industry segments.

(c)     (i)     Merchandising is the responsibility of the Senior Vice
President of Merchandising who supervises the directors of
the five merchandising departments:   Grocery; Meat; Produce;
Deli/bakery; and General Merchandise and Health and Beauty
Care. The department directors, in turn, supervise the twelve category managers responsible for purchasing and merchandising various lines of products.

     The Company's principal merchandising strategies are to maintain an overall value image and to achieve high sales volume by offering quality products and services at competitive prices. Since the Company's stores carry many of the same products, centralized purchasing and distribution facilities are essential. All purchases are made by specialized category managers under central buying procedures, rather than on a store-by-store basis, which allows the Company to maintain quality control of its products and to take advantage of volume discounts. Inventories are adjusted on a frequent basis to take into account seasonal changes in consumer demand.

     Delchamps supermarkets operate on a self-service basis, and the vast majority are open from 6:00 a.m. until 11:00 p.m. seven days per week, except Christmas, Easter and Thanksgiving. The Company's beachfront stores are open 24 hours per day four months out of the year. The supermarkets are clean, spacious, air conditioned, well-lighted, colorfully decorated, well-stocked equipped with modern features and adjacent to offstreet parking facilities. Except in selected locations, customers carry their own purchases from the check-out counters to their automobiles unless they ask for special assistance.

     Delchamps supermarkets carry fresh meat and produce, frozen and other convenience foods, dairy products, specialty and other gourmet products, and general grocery products, as well as selected lines of non-grocery merchandise. All stores opened during the last several years have contained salad bars, bakeries, delicatessens and service meat departments and offer prepared ready-to-eat foods. In addition, delicatessens, salad bars, bakeries and service meat departments have been added to most of the Company's other larger stores. Seafood departments, video departments, banking facilities and dining areas have been added to several stores and nearly all new stores will offer these departments. The Company operates one pharmacy and intends to add pharmacies to selected locations.

     The Company's supermarkets offer a selection of national and regional brand-name products, generic products and products bearing brand names of Topco Associates, Inc. ("Topco"), a cooperative purchasing organization of which the Company is a shareholding member.

     The Company's affiliation with Topco, the largest cooperative grocery products purchasing organization in the United
States, enables it to procure quality merchandise on a competitive basis with larger, national food retailers. Topco's membership of 32 retail grocery chains and wholesalers located throughout the United States enables it to employ large volume buying techniques on behalf of its members. Topco products are sold under its own brand names, such as "Food Club", "Topco", "Top Fresh" and "Top Frost", or under generic labels. The Company's purchases from or through Topco were approximately
20% of total inventory purchases in fiscal year 1994, 23% in 1993, and 26% in 1992. The Company's president serves as a director of Topco.

     Advertising and promotion are important factors in the Company's merchandising strategy. In fiscal year 1994, the Company's advertising expenditures, including television, radio, newspaper, magazine and circular advertising, were .90% of sales. The Company's advertising program features a quality image, emphasizing value with competitive prices and "bonus buys" (merchandise purchased at reduced prices from vendors and featured for resale with favorable retail prices). The Company does not issue trading stamps at any of its stores and does not expect to do so in the future.

     Store operations are the responsibility of the Senior Vice President, of Retail Operations, who supervises the Company's Vice President, Retail Operations, who in turn supervises the Company's six area supervisors. Each area supervisor is responsible for approximately 15 to 25 supermarkets in his area. Area supervisors regularly visit the supermarkets under their jurisdiction, thereby providing continuous, direct supervision of day-to-day store operations, including such matters as quality of merchandise, adequacy of staffing levels and adherence to Company policies. Each supermarket is individually supervised by a store manager, assistant store managers, a meat market manager and other department managers. The Company's management monitors the results of operations of each supermarket through the close and direct supervision of the area supervisors.

     The Company stresses the importance of customer satisfaction with its associates and insists that associates provide courteous and efficient service. Customer satisfaction is also achieved through rapid response to changing consumer tastes and well-stocked stores. Additionally, it is the Company's polity to have a management or supervisory associate respond personally to customer complaints.

     Technology also enables the Company to more efficiently serve its customers. The use of such technological advances as computerized scanning check-out equipment, direct store delivery systems and time and attendance systems are designed to enhance customer satisfaction and employee productivity.

     The Company was among the first grocery chains operating in the Southeast to install computerized scanning check-out equipment in its stores and now has such equipment in all of its stores. A computerized order entry system is used at each of the Company's supermarkets to record merchandise orders and transmit them electronically to the Company's central distribution facilities. Restocking is achieved through frequent deliveries from the Company's central distribution centers and from local suppliers, thus minimizing the space required at each store for warehousing inventory.

     A computerized direct store delivery system has been implemented in all of the Company's stores. This system improves accounting for and control of the merchandise delivered directly to the Company's supermarkets by suppliers, which represented
30% of total merchandise inventory purchases in fiscal year 1994.
In addition, an electronic time, attendance and work scheduling system, utilizing the same hardware as the direct store delivery system, has been installed in the Company's supermarkets. This latter system assists the Company in controlling labor costs through more efficient use of manpower.

     Advances in technology are important to the Company's ability to improve productivity and keep costs in line and emphasis will continue to be placed on innovations in this area.

     The Company's supermarket products are purchased from over 1,000 suppliers, of which Topco is by far the most important, supplying approximately 20% of the Company's total inventory purchases during fiscal year 1994. No other supplier accounted for more than 5% of the Company's purchases during the fiscal year. During fiscal year 1994, approximately 70% of inventories (valued at cost) were supplied to the Company's stores through its central distribution facilities in Mobile and Hammond. The remaining items were furnished directly to the stores by local distributors. Major product lines supplied in this manner included beverages, bread and snack foods.

     The Company's central distribution facilities are serviced by rail and truck and are operated 24 hours per day, 7 days per week. All supermarkets receive deliveries 7 days per week from the Mobile and Hammond facilities through a transportation fleet leased by the Company. The Company believes that its distribution system has an effective range of approximately
350 miles in all directions.

(ii) The Company has not publicly announced or otherwise made public information about any new product or industry segment that would require the investment of a material amount of the assets of the Company or which otherwise is material.

(iii) Sources and availability of raw materials are factors that do not directly affect the Company's business.

(iv) Patents and trademarks owned by the Company are not of material importance to its operations.

(v) Seasonality does impact the Company, as sales tend to increase in the summer season because certain of its stores are located near Gulf Coast beaches.

(vi)     The Company has no unusual working capital requirements.

(vii) The business of the Company is not dependent upon a single or a few customers. The Company does not sell goods or services in an amount that equals 10 percent or more of the Company's consolidated revenue to any single customer or group of customers under common control or to any affiliated group of customers.

(viii)   Backlog ordering is not a factor in the business of the Company.

(ix) No portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

(x) The supermarket business is intensely competitive. The number of competitors and the amount of competition experienced by the Company's supermarkets vary by location. Principal competitive factors include store location, price, service, convenience, cleanliness and product quality and variety. Because the supermarket business is characterized by narrow profit margins, the Company's earnings depend primarily on the efficiency of its operations and its ability to maintain a large sales volume.

     The Company's principal competitors are the supermarket chains operated by Winn-Dixie Stores, Inc., The Great Atlantic and Pacific Tea Company, Bruno's, Inc., The Kroger Co. and Albertson's, Inc., and other large regional and national food store chains. Both Winn-Dixie and A&P compete with the Company throughout Alabama, Florida, Louisiana, and Mississippi.
Bruno's Supermarkets compete with the Company's Alabama,
Florida and Mississippi Gulf Coast supermarkets. Albertson's competes with the Company in the Florida panhandle and certain locations in Louisiana. Kroger has stores on the Mississippi Gulf Coast and Central and Southwestern Louisiana. Delchamps supermarkets also compete with local supermarkets, specialty and convenience food stores and local chains that have significant market shares in limited aeas, such as the Schwegmann Brothers' Giant Supermarket chain in Southeastern Louisiana. Certain of the Company's major competitors have financial resources that are substantially greater than those of the Company.

(xi) The Company did not spend a material amount on Company sponsored research and development activities or on customer sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques during fiscal years 1994, 1993, and 1992.

(xii) The Company's compliance with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, and is not expected to have, a material effect upon its capital expenditures, earnings or competitive position.

(xiii) At the end of fiscal year 1994, the Company had approximately 4,065 full-time and 4,095 part-time employees, none of whom is covered by a collective bargaining agreement.

(d) The Company does not engage in any operations in foreign countries, nor is any portion of its sales or revenue derived from customers in any foreign country. All sales by the Company occur at locations in Alabama, Florida, Louisiana and Mississippi.


Item 2.          Properties
_________       ______________

     The Company leases all of its supermarkets under standard commercial leases, no one of which is material to the Company. Most of these leases are for a period of 20 years, and contain several renewal options. The leases provide for fixed rentals ranging from $2.00 to $14.15 per square foot, with an average rental of $7.45 per square foot. Many of its leases, including most of the leases negotiated in the last five years, provide for the payment by the Company of taxes, insurance and certain maintenance expenses, as well as additional rental based on sales volume. One of the Company's store leases is scheduled to expire by the end of the 1995 fiscal year, and no more than five leases will expire in any one year thereafter until the year 2005.

     When a store is closed, the Company attempts to sublease or assign its lease. The Company is presently paying $70,519 in aggregate monthly rentals on eight leases of closed stores that have not yet been sublet or assigned.

     The Company owns the furnishings and fixtures in all supermarkets. It is anticipated that the Company will own the furnishings and fixtures in its stores presently under construction.

     The Company owns two warehouses in Mobile containing an aggregate of 232,000 square feet of storage space formerly used for dry groceries, dairy products, meats and perishables. Both buildings are currently being offered for sale or lease; however, the Mobile facilities are also being used to warehouse merchandise inventories bought "on deal" under the Company's forward buying program.

     The Company's central distribution center is on a 272-acre site in Hammond, Louisiana. The distribution facility comprises approximately 662,000 square feet and has fully automated dry grocery and frozen food warehouses. The center also contains a perishables warehouse, an ice manufacturing plant, a remote storage facility to house flammable items, and a transportation facility.

     The Company owns the 65,000 square foot building in which its corporate headquarters is situated at 305 Delchamps Drive, Mobile, Alabama, as well as a 2.7 acre parcel adjacent to the headquarters which may be used for future office expansion and parking. The Company also owns an undeveloped 6.8 acre parcel of real estate and a 3 acre parcel upon which a Company supermarket is located; both were acquired from Western Supermarkets in 1987 and are located near Birmingham, Alabama. In addition, the Company owns a one-half interest in a partnership which has developed a 22 acre site near Mobile; the site currently has a Company supermarket, K-Mart, and other shops. Further, the Company owns a one-half interest in land located in Panama City, Florida.
The Company intends to use this land for development of a supermarket and other shops.

Item 3.          Legal Proceedings
___________      __________________

     The Company is the defendant in a number of legal proceedings involving claims for money damages arising in the ordinary course of business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings otherwise not deemed material. In the opinion of management, none of such litigation has resulted or will result in any materially adverse effect on the financial position or operations of the Company.

Item 4.        Submission of Matters to a Vote of Security Holders
__________     ____________________________________________________

     The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended
July 2, 1994.

Item 4(a).     Executive Officers of the Registrant
___________    _____________________________________

     All Executive Officers are appointed by the Board of Directors and, except in certain circumstances following a change in control, may be removed at any time, with or without cause by the Board.

NAME                   POSITIONS HELD WITH COMPANY                      AGE
_____                  ____________________________                    ______

Randy Delchamps        Chairman of the Board, President
                        and Chief Executive Officer                      51

Patrick J. Curran      Senior Vice President,
                        Merchandising                                    42

Timothy E. Kullman     Senior Vice President, Chief
                        Financial Officer                                39

Hugh Van Hooser        Senior Vice President, Retail
                        Operations                                       61

George J. Waldron, III Senior Vice President, Marketing
                        and Corporate Relations                          52

V. Lawrence Abreo      Vice President, Management
                        Information Services                             41

Heidi E. Finchem       Vice President, Benefits and
                        Corporate Secretary                              36

J.D. Foshee, Jr.       Vice President, Real Estate                       37

Larry S. Griffin       Vice President, Planning and
                        Development                                      52

Roy W. Henderson       Vice President, Finance and
                        Treasurer                                        46

William D. Kruse       Vice President, Retail Operations                 50

Donald A. Mathews      Vice President, Distribution                      55

James H. McDonald, Jr. Vice President and General Counsel                41

Thomas R. Trebesh      Vice President, Personnel                         45

Robert E. Whitlock     Vice President, Engineering                       56



     Randy Delchamps has been with the Company since 1966 and and presently serves as Chairman of the Board, President and Chief Executive Officer. He was named to those positions in October, 1989. He had served as President and Chief Operations Officer since June, 1989. He served as Executive Vice President from June, 1988 to June, 1989. He also served the Company as Vice President, Real Estate, from 1972 until June, 1987. From June, 1987, until he was named Executive Vice President, Mr. Delchamps was Vice President, Administration.

     Patrick J. Curran began employment with the Company in April, 1994 and serves as Senior Vice President, Merchandising. Prior to Delchamps. Mr. Curran was employed by Acme Supermarkets in Philadelphia, Pennsylvania, Bi-Lo Supermarkets in the Carolina and Georgia markets, and Jewel Food Stores in Chicago, Illinois.

     Timothy E. Kullman began employment in August, 1994 and serves as Senior Vice President, Chief Financial Officer. Mr. Kullman was previously with Farm Fresh, Inc., Norfolk, Virginia as Senior Vice President and Chief Financial Officer. He was also associated with Blue Cross/Blue Shield of Michigan as well as Deloitte, Haskins and Sells of Detroit, Michigan.

     Hugh Van Hooser, has been employed with the Company since 1953. He was named Senior Vice President, Retail Operations in January, 1992. He was named Vice President,
Marketing , in January, 1990 and served as Director of Marketing from July, 1989 until then. Prior to that time, he was Director, Meat Merchandising.

     George J. Waldron, III has been employed by the Company since 1965. In July, 1994, Mr. Waldron was named Senior Vice
President, Marketing and Corporate Relations.  He has served as
Vice President, Marketing and Corporate Relations, and was appointed to that position in June, 1993. Prior to that time, Mr.
Waldron served as Director, Advertising.

     V. Lawrence Abreo has been employed by the Company since
1971. He serves as Vice President, Management Information Services, and was appointed to that position in January, 1992. Prior to that time, Mr. Abreo was Director of Management Information Services.

      Heidi E. Finchem has been employed by the Company since
1982. She serves as Vice President, Benefits and Corporate Secretary, and was appointed to that position in June, 1993. Prior to that time, Mrs. Finchem served as Corporate Secretary and Employee Benefits Manager.

     J.D. Foshee, Jr. has been employed by the Company since
1982. He serves as Vice President, Real Estate, and was appointed to that position in June, 1993. Prior to that time, Mr. Foshee served as Director, Real Estate.

     Larry S. Griffin has been employed by the Company since
1964. In April, 1994, Mr. Griffin was named Vice President, Planning and Development. He was named Senior Vice President, Merchandising in January, 1992, and Vice President, Merchandising, in July, 1988. In March, 1987, he was appointed Director, Merchandising and, prior to that time, served as Director of Grocery Merchandising.

     Roy W. Henderson has been employed by the Company since
1969. He serves as Vice President, Finance and Treasurer, and was appointed to that position in January, 1992. Prior to that time, Mr. Henderson served as Director of Accounting.

     William D. Kruse has been employed by the Company since
1960. He serves as Vice President, Retail Operations, and was appointed to that position in June, 1993. Prior to that time, Mr. Kruse served as Director, Retail Operations.

     Donald A. Mathews has been employed by the Company since 1974. He serves as Vice President, Distribution, and was appointed to that position in April, 1985. Prior to that time Mr. Mathews was Director of Warehouse and Transportation.

     James H. McDonald, Jr., has been employed with the Company since 1984. He was named Vice President and General Counsel in June, 1987. In June, 1986, he was appointed Director, Legal
Services.  From 1984 to 1986,   Mr. McDonald served the Company as
Corporate Counsel. Prior to his employment with Delchamps, Inc., Mr. McDonald was a partner in a Mobile law firm.

     Thomas R. Trebesh has been employed by the Company since
1978. He serves as Vice President, Personnel, and was appointed to that position in June, 1993. Prior to that time Mr. Trebesh served as Director, Personnel.

     Robert E. Whitlock has been employed by the Company since
1984. He serves as Vice President, Engineering, and was appointed to that position in June, 1993. Prior to that time, Mr. Whitlock served as Director, Construction and Maintenance.

                                 PART II
                              ______________

Item 5.      Market for the Registrant's Common Stock and Related Matters
________     _____________________________________________________________

     "Management's Report on Dividends and Stock Prices" on page 6 of the Company's Annual Report to Shareholders for 1994 is incorporated herein by reference.

     As of July 28, 1994, there were 1,191 record holders of the Company's common stock.

     The following table sets forth the cash dividends declared on the Company's common stock for the two most recent fiscal years. Future dividends will depend on the Company's earnings, financial requirements and other relevant factors.


                                 1994                  1993
                                ______                _______

     First Quarter             $  .11                 $  .11
     Second Quarter               .11                    .11
     Third Quarter                .11                    .11
     Fourth Quarter               .11                    .11
                               _______                ________
     TOTAL                     $  .44                 $  .44
                               =======                ========

     Restrictions on the Company's paying of dividends are set forth in Note 5 of the Company's financial statements on page 11 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.      Selected Financial Data
________     ________________________

     The selected financial data of the Company are set forth under the caption "Five Year Financial Highlights" included in the Company's 1994 Annual Report to Shareholders and are incorporated herein by reference. Such financial data should be read in conjunction with the financial statements and accompanying notes included under Item 8, below.

Item 7.       Management's Discussion and Analysis of Results of
                 Operations and Financial Condition
________      ____________________________________________________

    "Management's Discussion and Analysis of Results of
Operations and Financial Condition" on pages 14, 15, and 16 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 8.       Financial Statements and Supplementary Data
________      ____________________________________________________

     The Company's financial statements, including the notes thereto, and the report of KPMG Peat Marwick LLP are contained on pages 6 through 13 of the Company's 1994 Annual Report to Shareholders and are incorporated herein by reference.

Item 9.       Changes In and Disagreements with Accountants on
                Accounting and Financial Disclosure
________      _____________________________________________________

     There have been no changes in our disagreement on accounting principles or practices or financial statement disclosure between the Company and its independent certified public accountants within the twenty-four months prior to July 2, 1994.


                                 PART III
                              ______________

Item 10.       Directors and Executive Officers of the Registrant
_________      _____________________________________________________

     Information about nominees for election as Director and the Directors of the Company appears in the Company's Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference. Certain information concerning the Company's Executive Officers is included in Item 4 (a) of Part I of this report.

Item 11.       Executive Compensation
__________     ___________________________

     Information concerning executive compensation is contained in the Company's Proxy Statement under the caption "Executive
Compensation", and is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management
__________     ______________________________________________________________

     Information concerning certain beneficial owners of the Company's stock appears in the Company's Proxy Statement under the subcaption "Security Holdings of Certain Beneficial Owners";
information as to security ownership of management is contained in the Company's Proxy Statement under the subcaption "Security Holdings of Directors and Executive Officers." All such information is incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions
__________      ________________________________________________

     Information concerning certain relationships and related transactions appears in the Company's Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation."

                                PART IV

Item 14.      Exhibits, Financial Statements Schedules, and Reports
                on Form 8-K
__________    ________________________________________________________

(a) Documents filed as part of this report:

(1)  Financial Statements

     The financial statements of Delchamps, Inc. listed below are incorporated by reference from portions of the Company's 1994
Annual Report to Shareholders.

                                                               Page In
                                                                Annual
                                                                Report
                                                               _________

     Report of KPMG Peat Marwick LLP                               6

     Consolidated Balance Sheets as of July 2, 1994
       and July 3, 1993                                            7

     Consolidated Statements of Earnings for the fiscal
       years ended July 2, 1994, July 3, 1993 and
       June 27, 1992                                               8

     Consolidated Statements of Stockholders' Equity
       for the fiscal years ended July 2, 1994,
       July 3, 1993 and June 27, 1992                              8

     Consolidated Statements of Cash Flows for the fiscal
       years ended July 2, 1994, July 3, 1993 and
       July 27, 1994                                               9

     Notes to Consolidated Financial Statements                   10


(2)  Financial Statement Schedules.



     Schedule I         Marketable Securities -
                         Other Investments

     Schedule V         Property and Equipment


     Schedule VI        Accumulated Depreciation and
                          Amortization of Property
                          and Equipment


     Schedule X         Supplementary Statement of
                           Earnings Information

     All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

(3)  Exhibits.

     The exhibits listed below and marked with an asterisk are filed herewith and are listed in the attached Exhibit Index; the other exhibits are incorporated herein by reference from the document indicated:


Exhibit No.
______________

3(a) Articles of Amendment to the Articles of Incorporation and Restated Articles of Incorporation of the Company, each dated October 5, 1984. (Exhibit 3 (a) to Form 10-K for fiscal year ended June 29, 1985).

3(b)     The Company's By-Laws, as amended on July 28, 1989
         (Exhibit 3 (b) to Form 10-K for fiscal year ended July 1, 1989).

4(a)     Specimen of Common Stock Certificate (Exhibit 4(a) to
         Form 10-K for fiscal year ended June 30, 1990).

10(a) Membership and Licensing Agreement dated August 1, 1973 between Topco Associates, Inc. and Delchamps, Inc. and attached copy of Articles of Incorporation and By-Laws of Topco Associates, Inc. (Exhibit 10(a) to Registration Statement on Form S-1, No. 2-86926).

10(b) 1987 Restricted Stock Plan, as amended (Exhibit 10 (i) to Form 10-K for fiscal year ended July 2, 1988).

10(c)    Indemnity Agreement dated November 24, 1987 between
         Delchamps, Inc. and First Alabama Bank (Exhibit 10 (o) to Form 10-K for fiscal year ended July 2, 1988).

10(d)    Guaranty Agreement dated November 24, 1987 between
         Delchamps, Inc. and First Alabama (Exhibit 10(p) to
         Form 10-K for fiscal year ended July 2, 1988).

10(e)    The Company's Share Purchase Rights Plan (Exhibit 1 to
         Report on Form 8-K filed with the Securities and Exchange Commission October 20, 1988).

10(f) Form of Change of Control Severance Agreement between the Company and certain of its officers and employees dated
         September 11, 1989 (Exhibit 10 (n) to Form 10-K for fiscal year ended July 1, 1989).

10(g)    Loan agreement dated June 30, 1993 between Delchamps,
         Inc., and the Great West Life Annuity, Mutual of Omaha Insurance Company, and United of Omaha Insurance Company (Exhibit 10(g) to Form 10-K for fiscal year ended July 3, 1993).

13       Portions of the Company's 1994 Annual Report to Shareholders.*

21       Subsidiary of the Registrant.*

27       Financial Data Schedule*

        ____________________________


(b) Reports on Form 8-K - There were no reports filed on Form 8-K during the quarter ended July 2, 1994.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DELCHAMPS, INC.

                                        /s/  Randy Delchamps
                             By: _______________________________________
                                   Randy Delchamps, Chairman of the
                                    Board, President and Chief
                                    Executive Officer

Dated September 15, 1994



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                       Title                      Date

/s/  J. Thomas Arendall,  Jr.      Director               Sept. 15, 1994
_______________________________
J. Thomas Arendall,  Jr.


/s/  Carl F. Bailey                Director               Sept. 15, 1994
_____________________
Carl F. Bailey


/s/  E. Eugene Bishop              Director               Sept. 15, 1994
_____________________
E. Eugene Bishop


/s/  John A. Caddell               Director               Sept. 15, 1994
_____________________
John A. Caddell


/s/  James M. Cain                 Director               Sept. 15, 1994
_____________________
James M. Cain


/s/  William W. Crawford           Director               Sept. 15, 1994
_____________________
William W. Crawford


/s/  Randy Delchamps         Chairman of the Board,       Sept. 15, 1994
_____________________        President and Chief
Randy Delchamps              Executive  Officer


/s/  T. W. Mitchell                Director               Sept. 15, 1994
_____________________
T. W. Mitchell


/s/  Timothy E. Kullman      Senior Vice President,        Sept. 15, 1994
_____________________        Chief Financial Officer
/s/  Timothy E. Kullman

KPMG Peat Marwick LLP
303 Peachtree Street, N.E.    Telephone 404 222 3000   Telefax 404 222 3050
Suite 2000
Atlanta, GA  30308


                             Independent Auditors' Report


The Stockholders and Board of Directors
Delchamps, Inc.

Under date of August 5, 1994, we reported on the consolidated balance sheets of Delchamps, Inc. and subsidiary as of July 2, 1994 and July 3, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended July 2, 1994, as contained in the 1994 annual report to stockholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related supplementary financial statement schedules as listed in the accompanying index. These supplementary financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary financial statement schedules based on our audits.

In our opinion, such supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


August 5, 1994                              /s/  KPMP Peat Marwick LLP


                                                                                          Schedule I

                                    DELCHAMPS, INC.

                      Marketable Securities - Other Investments
                                    July 2, 1994


                                                                                           Amount at which
                                                                                           each portfolio of
                                                                                           equity security
                          Numbers of shares           Cost          Market Value           issues and each
Names of Issuer           or units-principal           of           of each issue          other security
and title of              amount of bonds             each          at balance             issue carried in
each issue                and notes                  issue          sheet date             the balance sheet
___________________     ______________________     ____________   ________________      ______________________

Merrill Lynch Pierce
 Fenner & Smith
 Corporate Income Fund      933,406                  933,406         933,406                $    933,406

Cash Management
 Tax Exempt Refund          170,984                  170,984         170,984                     170,984

                                                                                           _________________
                                                                                            $  1,104,390


                                                                     Schedule V

                                          DELCHAMPS, INC.
                                      Property and Equipment

                                      Balance at                                                Balance
                                      beginning     Addition                                    at end
Classification                        of period     at cost    Retirements     Transfers       of period
________________                     ____________  __________  ___________  _______________  _____________

Year ended June 27, 1992:
__________________________
Land.........................  $     5,463,953      741,327          4,500            -            6,200,780

Buildings....................       32,282,562        -                -              -           32,282,562

Leasehold improvements.......       10,195,822        -             32,982       2,348,000        12,510,840

Fixtures and equipment.......      142,709,121        -          2,650,035      25,880,595       165,939,681

Transportation equipment.....        1,959,187        -            418,070            -            1,541,117

Construction in progress.....        4,343,419     31,146,241         -       (28,228,595)         7,261,065
                               ________________  _____________ _____________  _______________  ______________

                               $   196,954,064     31,887,568    3,105,587            -          225,736,045
                               ================  ============= =============  ===============  ==============

Year ended July 3, 1993:
______________________________

Land.........................  $     6,200,780        294,076          -             -              6,494,856

Buildings....................       32,282,562        937,520          -             -              3,220,082

Leasehold improvements.......       12,510,840          -               195        3,761,495       16,272,140

Fixtures and equipment.......      165,939,681          -         1,957,744       19,764,619      183,746,556

Transportation equipment.....        1,541,117          -            77,270            -            1,463,847

Construction in progress.....        7,261,065     19,603,926          -         (23,526,114)       3,338,877
                               _________________  _____________  _____________  ______________ _________________
                               $   225,736,045     20,835,522     2,035,209            -          244,536,358
                               =================  =============  ============== ============== =================

Year ended July 2, 1994:
______________________________

Land.........................  $     6,494,856         15,099       19,744           -              6,312,211

Buildings....................       33,220,082              -           -            -             33,220,082

Leasehold improvements.......       16,272,140              -           -         2,249,494        18,521,634

Fixtures and equipment.......      183,746,556              -       123,376      13,408,630       197,031,810

Transportation equipment.....        1,463,847              -       148,000         397,935         1,713,782

Construction in progress.....        3,338,877      17,689,655          -       (16,056,059)        4,972,473
                               _________________  ______________  ____________ ______________  ________________
                               $   244,536,358      17,704,754      469,120          -            261,771,992
                               =================  ==============  ============ ==============  ================

Depreciation is computed on the straight-line method for assets acquired after July 1, 1984; for assets acquired before July 1, 1984, depreciation is computed primarily on the double-declining balance method, except for buildings acquired after 1969 on which depreciation is computed on the 150% declining balance method. The Company uses the following period for depreciating and amortizing property and equipment:

                 Buildings                                10-50 years
                 Leasehold improvements                      10 years
                 Fixtures and equipment                    5-10 years

                                                               Schedule VI


                                DELCHAMPS, INC.
                   Accumulated Depreciation and Amortization
                          of Property and Equipment

                                   Balance at                                              Balance
                                   beginning           Additions                           at end
Classification                     of period            at cost         Retirements       of period
__________________             __________________   _______________   _______________   ______________

Year ended June 27, 1992:
__________________________

Buildings....................   $     9,832,135         1,297,600             -            11,129,735

Leasehold improvements.......         4,409,437           851,132           31,967          5,228,602

Fixtures and equipment.......        74,591,958        13,842,428        2,413,077         86,021,309

Transportation equipment.....         1,622,609           135,161          302,731          1,455,039
                                __________________   ________________   _____________   ______________
                                $    90,456,139        16,126,321        2,747,775        103,834,685
                                ==================   ================   =============    =============
Year ended July 3, 1993:
___________________________

Buildings....................   $    11,129,735         1,298,799              -           12,428,534

Leasehold improvements.......         5,228,602         1,142,752              -            6,371,354

Fixtures and equipment.......        86,021,309        15,433,586        1,430,122        100,024,773

Transportation equipment.....         1,455,039            64,701           73,322          1,446,418
                                 _________________   ________________   ______________   _____________
                                $   103,834,685        17,939,838        1,503,444        120,271,079
                                 =================   ================   ==============   =============

Year ended July 2, 1994:
____________________________                                                                  -

Buildings....................   $    12,428,534         1,302,848              -           13,731,382

Leasehold improvements.......         6,371,354         1,451,897              -            7,823,251

Fixtures and equipment.......       100,024,773         15,756,680          93,807        115,687,646

Transportation equipment.....         1,446,418            101,998         147,551          1,400,865
                                __________________   ________________   _______________  _____________
                                $   120,271,079         18,613,423         241,358        138,643,144
                                ==================   ================   ===============  =============

                                                                   Schedule X

                                    DELCHAMPS, INC.

                   Supplementary Statement of Earnings Information*
           For The Years Ended July 2, 1994, July 3, 1993 and June 27, 1992


Item                                    Charged to Costs and Expense
_______                              ___________________________________

                                        1994        1993        1992
                                      _________  __________  _________

Advertising.....................  $  9,622,354    9,048,191  8,818,816



____________________________

    *Maintenance and repairs, amortization of intangible assets, taxes other than payroll and income taxes, and royalties did not exceed 1% of revenues in 1994, 1993, or 1992.

               E  X  H  I  B  I  T      I  N  D  E  X


Number                       Description
___________    _______________________________________

13 Portions of the Company's 1994 Annual Report to Shareholders

21             Subsidiary of the Company

27             Financial Data Schedule