Form 10-Q
period 1994-10-01
DELCHAMPS INC
filed 1994-11-14
CIK 729970

Securities And Exchange Commission

                                       Washington, D.C.  20549



                                              FORM 10-Q

                          Quarterly Report Under Section 13 or 15(d) of the
                                   Securities Exchange Act of 1934


      For the 13-Week Period Ended October 1, 1994

      Commission File Number 0-12923


                                           Delchamps, Inc.
                              -----------------------------------------
                                     (Exact name of registrant as
                                      specified in its charter)


              Alabama                                         63-0245434
      -------------------------------                       ---------------
      (State or other jurisdiction of                      (I.R.S. employer
      incorporation or organization)                     identification number)

      305 Delchamps Drive, Mobile, AL                           36602
      -------------------------------                      ---------------
      (Address of principal executive                         (Zip code)
      offices)

             (205) 433-0431
      -------------------------------
      (Registrant's telephone number,
      including area code)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   x      No
          -----        -----

           Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 7,113,581 shares at October 31, 1994.

                                    DELCHAMPS, INC. AND SUBSIDIARY

                                                Index

                                                                      Page No.
                                                                      --------

      Part 1.  Financial Information

           Item 1.  Financial Statements

                Condensed Balance Sheets -
                     October 1, 1994 and July 2, 1994                      1

                Condensed Statements of Earnings -
                     Thirteen Weeks Ended October 1, 1994 and
                     October 2, 1993                                       2


                Condensed Statements of Cash Flows -
                     Thirteen Weeks Ended October 1, 1994 and
                     October 2, 1993                                       3



                Notes to Condensed Financial Statements                    4

           Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations              5


      Part II.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K                       7

           Signatures                                                      7

     Part I.  Financial Information




                 DELCHAMPS, INC. AND SUBSIDIARY
           Condensed Balance Sheets - (In thousands)
                          (Unaudited)


                                                              October 1, 1994        July 2, 1994*
                                                              -----------------     -----------------
                                                              Amount    %Assets     Amount    %Assets
                                                              ------    -------     ------    -------
      ASSETS
      ------
      Current assets:
        Cash and cash equivalents                          $   14,614       5.41     15,378        5.84
        Trade accounts receivable                              10,148       3.75      9,475        3.60
        Merchandise inventories                               105,701      39.10    105,663       40.13
        Prepaid expenses                                        1,307        .48        443         .17
        Deferred income taxes                                   1,529        .56      1,587         .61
                                                              -------    -------    -------     -------
                Total current assets                          133,299      49.30    132,546       50.35

      Property and equipment:
        Land                                                    7,964       2.95      6,312        2.40
        Buildings and improvements                             51,748      19.14     51,742       19.65
        Fixtures and equipment                                201,464      74.52    198,746       75.49
        Construction in progress                               11,130       4.11      4,972        1.89
                                                              -------    -------    -------     -------
                                                              272,306     100.72    261,772       99.43

        Less accumulated depreciation and amortization       -142,826     -52.83    -138,643      -52.66
                                                              -------    -------    -------     -------
                Net property and equipment                    129,480      47.89    123,129       46.77

      Other assets                                              2,414        .89      2,384         .91
      Goodwill                                                  5,171       1.92      5,210        1.97
                                                              -------    -------    -------     -------
      Total assets                                         $  270,364     100.00    263,269      100.00
                                                              =======    =======    =======     =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
      Current liabilities:
        Notes payable                                      $   19,604       7.25     11,574        4.40
        Current portion of obligations under capital leases     1,258        .47      1,576         .60
        Current portion of long-term debt                       3,760       1.39      3,760        1.43
        Current portion of guaranteed ESOP debt                 2,000        .74      2,000         .76
        Accounts payable                                       40,866      15.12     43,578       16.55
        Accrued  expenses                                      16,174       5.98     15,132        5.74
        Income taxes                                            1,911        .70          -           -
                                                              -------    -------    -------     -------
               Total current liabilities                       85,573      31.65     77,620       29.48

      Obligations under capital leases, excluding current
        portion                                                11,670       4.32     11,811        4.49
      Long-term debt, excluding current portion                17,417       6.44     18,358        6.97
      Guaranteed ESOP debt, excluding current portion           2,000        .74      2,000         .76
      Deferred income taxes                                    13,850       5.12     14,154        5.38
      Other liabilities                                         2,998       1.11      3,026        1.15
                                                              -------    -------    -------     -------
                Total liabilities                             133,508      49.38    126,969       48.23

      Stockholders' equity:

        Junior participating preferred stock of no par
          value-authorized 5,000,000 shares; no shares
          issued                                                    -          -          -           -
        Common stock of $.01 par value - authorized
          25,000,000 shares; issued 7,113,581 shares               71        .02         71         .03
        Additional paid-in capital                             19,731       7.30     19,731        7.49
        Retained earnings                                     121,934      45.10    121,434       46.13
                                                              -------    -------    -------     -------
                                                              141,736      52.42    141,236       53.65
        Less:  Guaranteed ESOP debt                            -4,000      -1.48     -4,000       -1.52
                  Unamortized restricted stock awards            -880       -.32       -936        -.36
                                                              -------    -------    -------     -------
                Total stockholders' equity                    136,856      50.62    136,300       51.77

      Total liabilities and stockholders' equity           $  270,364     100.00    263,269      100.00
                                                              =======    =======    =======     =======

      See accompanying notes to condensed financial statements.



      *   Condensed from Balance Sheet included in the 1994 Annual Report.

                               DELCHAMPS, INC. AND SUBSIDIARY
                     Condensed Statements of Earnings - (In thousands
                                  except per share amounts)
                                        (Unaudited)



                                                                Thirteen Weeks Ended

                                                       ---------------------------------------
                                                       October 1, 1994        October 2, 1993
                                                       -----------------     -----------------
                                                       Amount    % Sales     Amount    % Sales
                                                       ------    -------     ------    -------
       Sales                                        $  266,205     100.00    266,570     100.00

       Cost of sales                                   200,403      75.28    197,810      74.21
                                                       -------    -------    -------    -------
       Gross profit                                     65,802      24.72     68,760      25.79

       Selling, general and
       administrative expenses                          62,454      23.46     62,619      23.49
                                                       -------    -------    -------    -------
       Operating income                                  3,348       1.26      6,141       2.30

       Other expenses                                    1,119        .42      1,048        .39
                                                       -------    -------    -------    -------
       Earnings before income taxes
         and cumulative effect of changes
         in accounting principles                        2,229        .83      5,093       1.91

       Income taxes                                        754        .28      1,872        .70
                                                       -------    -------    -------    -------
       Earnings before cumulative
         effect of changes in
         accounting principles                           1,475        .55      3,221       1.21

       Cumulative effect of change
         in accounting for income taxes                      -          -        900        .34

       Cumulative effect of change
         in accounting for postemployment benefits
         (net of income tax benefits of $1,000)              -          -     -1,600       -.60
                                                       -------    -------    -------    -------
       Net earnings                                 $    1,475        .55      2,521        .95
                                                       =======    =======    =======    =======
       Earnings per common share:

       Earnings before cumulative
         effect of changes in accounting principles        .21                   .45

       Cumulative effect of change
         in accounting for income taxes                      -                   .12

       Cumulative effect of change
         in accounting for postemployment benefits           -                  -.22
                                                       -------               -------
       Net earnings per common share                $      .21                   .35
                                                       =======               =======
       Weighted average number of
       common shares                                     7,114                 7,114
                                                       =======               =======
       Dividends declared per common share          $      .11                   .11
                                                       =======               =======


       See accompanying notes to condensed financial statements.

                 DELCHAMPS, INC. AND SUBSIDIARY
      Condensed Statements of Cash Flows - (In thousands)
        Increase (Decrease) In Cash and Cash Equivalents
                         (Unaudited)



                                                                 Thirteen Weeks Ended
                                                                 --------------------
                                                                 10/01/94   10/02/93
                                                                 --------   --------
      Cash flows from operating activities:
        Net earnings                                          $   1,475       2,521

      Adjustments to reconcile net earnings to net cash
       rovided by operating activities:
        Depreciation and amortization                             4,827       4,775
        Loss reserve on closed stores                               -28         -26
        Restricted stock award compensation expense                  56          54
        Cumulative effect of change in accounting for
          income taxes                                                -        -900
        Cumulative effect of change in accounting for
          postemployment benefits                                     -       1,600
        Increase in merchandise inventories                         -38      -3,581
        (Decrease) increase in accounts payable and
          accrued expenses                                       -1,862       2,492
        Increase in income taxes, net                             1,969         835
        Other, net                                               -1,872      -2,377
                                                                -------     -------
      Net cash flows provided by operating activities             4,527       5,393

      Cash flows from investing activities:
        Additions to property and equipment                     -11,319      -2,740
        Proceeds from sale of property and equipment                180          32
                                                                -------     -------
      Net cash used in investing activities                     -11,139      -2,708

      Cash flows from financing activities:
        Proceeds from notes payable                               8,030         883
        Principal payments on obligations under capital
          leases                                                   -459        -407
        Principal payments on long-term debt                       -941        -939
        Dividends paid                                             -782        -782
                                                                -------     -------
      Net cash provided by (used in ) financing activities        5,848      -1,245

      Net (decrease) increase in cash and cash equivalents         -764       1,440

      Beginning of period cash and cash equivalents              15,378      12,070
                                                                -------     -------
      End of period cash and cash equivalents                 $  14,614      13,510
                                                                =======     =======
      Supplemental Disclosures of Cash Flow Information:
      --------------------------------------------------
      Cash paid for:
        Interest expense                                      $   1,145       1,117
                                                                =======     =======
        Income taxes                                          $       6         437
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

               In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1994 Annual Report.

               The balance sheet at July 2, 1994 has been taken from the audited financial statements at that date.

                  Management's Discussion And Analysis Of Financial Condition
                                  And Results Of Operations

           RESULTS OF OPERATIONS

           Sales:
           -----
                Sales decreased 0.14% for the thirteen-week period compared with the corresponding period last year. Since last year's quarter ended October 2, 1993, the Company has opened two supermarkets, of which one was a replacement for a smaller unit, and remodeled and expanded two supermarkets. At the end of the current thirteen-week period, the Company operated 120 supermarkets and twelve liquor stores compared with 119 supermarkets and ten liquor stores at the end of last year's quarter.
                Sales decreased 3.14% for stores which were open during both the current and prior year periods. During last year's quarter, same store sales increased 0.69%. Same store sales in the current year's quarter were negatively impacted by the entry of new competition into Delchamps' market area. In an effort to increase sales, the Company implemented a new promotional program which features products classified as "Price Busters". Under this program, selected products are offered for sale at substantially reduced retail prices.

           Gross Profit:
           ------------
               Gross profit as a percentage of sales decreased from 25.79% last year to 24.72% for the current thirteen-week period. This decrease was the result of the new "Price Buster" program noted above and an increase in the amount of inventory shrinkage.

           Selling, General and Administrative Expenses:
           --------------------------------------------
               Selling, general and administrative ("SG and A") expenses as a percentage of sales decreased slightly from 23.49% last year to 23.46% for the current thirteen-week period. This decrease in SG and A percentage occurred even though the current quarter's sales levels were below last year. The reduction in SG and A percentage occurred as a result of an ongoing cost control program which reduced expenses primarily through revisions to labor scheduling, reductions in supply costs, and reductions in advertising costs through increased levels of co-op income from vendors.
               The dollar amount of selling, general and administrative expenses decreased form $62,619,000 last year to $62,454,000 for the current thirteen-week period. This decrease occurred even though the Company operated one additional supermarket, two additional liquor stores, and additional service departments which resulted from the expansions of two supermarkets. The decrease in SG and A dollars was the result of savings from the cost control program noted above.

           Other Expense:
           -------------
               Other expense increased by $71,000 over last year's thirteen-week period. This increase resulted from increased interest expense which was higher in the current year because of higher interest rates and increased levels of short-term indebtedness.

           Income Taxes:
           ------------
               The effective rate for income taxes decreased from 36.76% to 33.83% for the current thirteen-week period as a result of the impact of targeted jobs tax credits on lower pretax earnings. The effective rates were below the statutory rate because of targeted jobs tax credits.

           LIQUIDITY AND CAPITAL RESOURCES

               Although the Company's supermarket locations are leased, the Company makes substantial expenditures to equip new and expanded supermarkets. In addition, the Company makes substantial expenditures for distribution facilities and equipment. The Company plans to finance its capital expenditures with funds provided by operations. However, if an insufficient amount of funds are generated, the Company may draw on short-term credit lines. The Company has $105 million in credit lines from financial institutions of which $82 million is available for future use. While these credit lines expire throughout fiscal year 1995, the Company expects the majority of these credit lines to be extended annually as they are deemed necessary.
               Working capital decreased from $54,926,000 at July 2,1994 to $47,726,000 as of October 1, 1994. Additions to property and equipment were $11,319,000 during the same time period and consisted primarily of purchases of store equipment.

               PART II.   OTHER INFORMATION

               Item  6.   Exhibits and Reports on Form 8-K.

                          Reports on Form 8-K


               There were no reports on Form 8-K filed during the 13-weeks ended October 1, 1994.


                                     SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Delchamps, Inc.
                                                  ----------------
                                                  Registrant


               Date: November 14, 1994            /s/  Randy Delchamps
                                                  ----------------------------
                                                  Randy Delchamps, Chairman of
                                                  the Board,President, and
                                                  Chief Executive Officer


               Date:  November 14, 1994           /s/ Timothy E. Kullman
                                                  ----------------------------
                                                  Timothy E. Kullman, Senior
                                                  Vice Presidentand Chief
                                                  Financial Officer