Form 10-Q
period 1994-12-31
DELCHAMPS INC
filed 1995-02-13
CIK 729970

Securities And Exchange Commission

                        Washington, D.C.  20549


                               FORM 10-Q

            Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934


For the 13-Week Period Ended December 31, 1994

Commission File Number 0-12923


                             Delchamps, Inc.
               -----------------------------------------
                      (Exact name of registrant as
                        specified in its charter)


           Alabama                                       63-0245434
- ---------------------------                         ---------------------
(State or other jurisdiction of                        (I.R.S. employer
incorporation or organization)                         identification number)

305 Delchamps Drive, Mobile, AL                            36602
- ---------------------------                         ---------------------
(Address of principal executive                           (Zip code)
offices)

        (205) 433-0431
- ---------------------------
(Registrant's telephone number,
including area code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 7,113,581 shares at January 31, 1995.

                       DELCHAMPS, INC. AND SUBSIDIARY

                                   Index


                                                         Page No.
                                                         --------

Part 1.  Financial Information

  Item 1.  Financial Statements

    Condensed Balance Sheets -
      December 31, 1994 and July 2, 1994                     1

    Condensed Statements of Earnings -
      Thirteen Weeks Ended December 31, 1994 and
      January 1, 1994                                        2

    Twenty-six Weeks Ended December 31, 1994 and
      January 1, 1994                                        2

    Condensed Statements of Cash Flows -
      Thirteen Weeks Ended December 31, 1994 and
      January 1, 1994                                        3

    Twenty-six Weeks Ended December 31, 1994 and
      January 1, 1994                                        3

    Notes to Condensed Financial Statements                  4

   Item 2.  Management's Discussion and Analysis of
            Results of Operations and Financial Condition    5

Part II.  Other Information

    Item 4.  Submission of  Matters to a Vote of Security
             Holders                                         7

    Item 6.  Exhibits and Reports on Form 8-K                7

    Signatures                                               8

     Part I.  Financial Information



                 DELCHAMPS, INC. AND SUBSIDIARY

           Condensed Balance Sheets - (In thousands)

                          (Unaudited)


                                                             December 31, 1994         July 2, 1994*
                                                           _____________________    ___________________

                                                             Amount     %Assets      Amount    %Assets
                                                           __________  _________    _________  ________
      ASSETS
      ______
      Current assets:
        Cash and cash equivalents                          $    3,225       1.24     15,378        5.84
        Trade accounts receivable                               9,243       3.54      9,475        3.60
        Merchandise inventories                               100,608      38.55    105,663       40.13
        Prepaid expenses                                        2,063        .79        443         .17
        Deferred income taxes                                   1,993        .76      1,587         .61
                                                             ________    _______   ________     _______
                Total current assets                          117,132      44.88    132,546       50.35


      Property and equipment:
        Land                                                   13,237       5.07      6,312        2.40
        Buildings and improvements                             53,080      20.34     51,742       19.65
        Fixtures and equipment                                211,594      81.08    198,746       75.49
        Construction in progress                                5,940       2.28      4,972        1.89
                                                             ________    _______   ________     _______
                                                              283,851     108.77    261,772       99.43

        Less accumulated depreciation and amortization       -147,519     -56.53   -138,643      -52.66
                                                             ________    _______   ________     _______
                Net property and equipment                    136,332      52.24    123,129       46.77

      Other assets                                              2,366        .91      2,384         .91
      Goodwill                                                  5,131       1.97      5,210        1.97
                                                             ________    _______   ________     _______
      Total assets                                         $  260,961     100.00    263,269      100.00
                                                             ========    =======   ========     =======


      LIABILITIES AND STOCKHOLDERS' EQUITY
      ____________________________________
      Current liabilities:
        Notes payable                                      $   19,974       7.65     11,574        4.40
        Current portion of obligations under capital leases       929        .36      1,576         .60
        Current portion of long-term debt                       3,760       1.44      3,760        1.43
        Current portion of guaranteed ESOP debt                 2,000        .77      2,000         .76
        Accounts payable                                       34,053      13.05     43,578       16.55
        Accrued expenses                                       16,316       6.25     15,132        5.74
        Income taxes                                             -135       -.05          -           -
                                                             ________    _______   ________     _______
               Total current liabilities                       76,897      29.47     77,620       29.48

      Obligations under capital leases, excluding current
       poriton                                                 11,525       4.42     11,811        4.49
      Long-term debt, excluding current portion                16,478       6.31     18,358        6.97
      Guaranteed ESOP debt, excluding current portion           2,000        .77      2,000         .76
      Deferred income taxes                                    14,794       5.67     14,154        5.38
      Other liabilities                                         2,968       1.13      3,026        1.15
                                                             ________    _______   ________     _______
                Total liabilities                             124,662      47.77    126,969       48.23

      Stockholders' equity:
        Junior participating preferred stock of no par
          value-authorized 5,000,000 shares; no shares
          issued                                                    -          -          -           -
        Common stock of $.01 par value - authorized
          25,000,000 shares; issued 7,113,581 shares               71        .03         71         .03
        Additional paid-in capital                             19,731       7.56     19,731        7.49
        Retained earnings                                     121,321      46.49    121,434       46.13
                                                             ________    _______   ________     _______
                                                              141,123      54.08    141,236       53.65
        Less:  Guaranteed ESOP debt                            -4,000      -1.53     -4,000       -1.52
               Unamortized restricted stock awards               -824       -.32       -936        -.36
                                                             ________    _______   ________     _______
                Total stockholders' equity                    136,299      52.23    136,300       51.77

      Total liabilities and stockholders' equity           $  260,961     100.00    263,269      100.00
                                                             ========    =======   ========     =======


      See accompanying notes to condensed financial statements.


      *   Condensed from Balance Sheet included in the 1994 Annual Report.


                          DELCHAMPS, INC. AND SUBSIDIARY

   Condensed Statements of Earnings - (In thousands except per share amounts)

                                  (Unaudited)



                                    Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                    ____________________                   ______________________
                            December 31, 1994     January 1, 1994     December 31, 1994     January 1, 1994
                            _________________    _________________    _________________    _________________
                            Amount    % Sales    Amount    % Sales    Amount    % Sales    Amount    % Sales
                            ______    _______    ______    _______    ______    _______    ______    _______
Sales                      $260,452    100.00    274,506    100.00    526,657    100.00    541,076    100.00

Cost of sales               195,540     75.08    207,139     75.46    395,943     75.18    404,949     74.84
                            _______    ______    _______    ______    _______    ______    _______    ______
Goss profit                  64,912     24.92     67,367     24.54    130,714     24.82    136,127     25.16

Selling, general and
  administrative expenses    63,421     24.35     62,557     22.79    125,875     23.90    125,176     23.14
                            _______    ______    _______    ______    _______    ______    _______    ______
Operating income              1,491       .57      4,810      1.75      4,839       .92     10,951      2.02

Other expenses                1,289       .49      1,023       .37      2,408       .46      2,071       .38
                            _______    ______    _______    ______    _______    ______    _______    ______
Earnings before income
  taxes and cumulative
  effect of changes in
  accounting principles         202       .08      3,787      1.38      2,431       .46      8,880      1.64

Income taxes                     34       .02      1,316       .48        788       .15      3,188       .59
                            _______    ______    _______    ______    _______    ______    _______    ______
Earnings before cumulative
  effect of changes in
  accounting principles         168       .06      2,471       .90      1,643       .31      5,692      1.05

Cumulative effect of changes
  in accounting for income
  taxes                           -         -          -         -          -         -        900       .17

Cumulative effect of
  change in accounting for
  postemployment benefits
  (net of income tax
  benefits of $1,000)             -         -          -         -          -         -     -1,600      -.30
                            _______    ______    _______    ______    _______    ______    _______    ______
Net earnings               $    168       .06      2,471       .90      1,643       .31      4,992       .92
                            =======    ======    =======    ======    =======    ======    =======    ======
Earnings per common share:
Earnings before cumulative
  effect of changes in
  accounting principles    $    .02                  .35                  .23                  .80

Cumulative effect of
  change in accounting
  for income taxes                -                    -                    -                  .13

Cumulative effect of
  change in accouning for
  postemployment benefits         -                    -                    -                 -.23
                            _______              _______              _______              _______
Net earnings per common
  share                    $    .02                  .35                  .23                  .70
                            =======              =======              =======              =======
Weighted average number of
  common shares               7,114                7,114                7,114                7,114
                            =======              =======              =======              =======
Dividends declared per
  common share             $    .11                  .11                  .22                  .22
                            =======              =======              =======              =======

See accompanying notes to condensed financial statements.


                 DELCHAMPS, INC. AND SUBSIDIARY

      Condensed Statements of Cash Flows - (In thousands)

        Increase (Decrease) In Cash and Cash Equivalents


                         (Unaudited)


                                                          Thirteen Weeks Ended                Twenty-six Weeks Ended
                                                   __________________________________    __________________________________
                                                   December 31, 1994  January 1, 1994    December 31, 1994  January 1, 1994
                                                   _________________  _______________    _________________  _______________
Cash flows from operating activities:
 Net earnings                                         $     168            2,471              1,643               4,992

Adjustments to reconcile net earnings to net
cash provided by operating activities:
 Depreciation and amortization                            4,896            4,655              9,722               9,430
 Loss reserve on closed stores                              -30              -27                -58                 -53
 Restricted stock award compensation expense                 56               53                112                 107
 Cumulative effect of change in accounting
   for postemployment benefits                                -                -                  -               1,600
 Cumulative effect of change in accounting
   for income taxes                                           -                -                  -                -900
 Decrease (increase) in merchandise
   inventories                                            5,093             -373              5,055              -3,954
 (Decrease) increase in accounts payable
   and accrued expenses                                  -6,671           -1,014             -8,533               1,478
 Decrease in income taxes, net                           -2,046           -1,144                -77                -309
 Other, net                                                 678             -931             -1,193              -3,308
                                                       ________         ________           ________            ________
Net cash flows provided by operating activities           2,144            3,690              6,671               9,083

Cash flows from investing activities:

 Additions to property and equipment                    -11,749           -2,402            -23,068              -5,142
 Porceeds from sale of property and equipment                41               10                221                  42
                                                       ________         ________           ________            ________

Net cash used in investing activities                   -11,708           -2,392            -22,847              -5,100

Cash flows from financing activities:

 Proceeds from notes payable                                370            4,640              8,400               5,523
 Principal payments on obligations
   under capital leases                                    -474             -420               -933                -827
 Principal payments on long-term debt                      -939             -941             -1,880              -1,880
 Dividends paid                                            -782             -782             -1,564              -1,564
                                                       ________         ________           ________            ________
Net cash (used in) provided by financing
  activities                                             -1,825            2,497              4,023               1,252

Net (decrease) increase in cash and
  cash equivalents                                      -11,389            3,795            -12,153               5,235

Beginning of period cash and cash
  equivalents                                            14,614           13,510             15,378              12,070
                                                       ________         ________           ________            ________
End of period cash and cash equivalents               $   3,225           17,305              3,225              17,305
                                                       ========         ========           =========           ========
Supplemental Disclosures of Cash Flow Information:
_________________________________________________

Cash paid for:
 Interest expenses                                    $   1,410            1,032              2,554              2,149
                                                       ========         ========           =========           ========
 Income taxes                                         $   1,361            2,571              1,367              3,008
                                                       ========         ========           =========           ========


See accompanying notes to condensed financial statements.


                          DELCHAMPS, INC. AND SUBSIDIARY

                      Notes to Condensed Financial Statements

                                    (Unaudited)


          (A)   Basis of Presentation
                _____________________

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

          (B)   Restructuring Plan
                __________________

                Effective for the third quarter ending April 1, 1995, the Company will implement a new business plan titled "Delchamps Strategy 2000." This business plan includes recording a pre-tax restructuring charge in the amount of $15.0 million in the Company's third quarter. The restructuring charge relates primarily to four stores scheduled to be closed and ten existing closed stores and includes costs for the write-down for store assets, the unrealizable portion of the present value of remaining rent payments, and other costs associated with store closings such as costs to store and transfer reusable equipment.

                   Management's Discussion And Analysis Of Results
                        Of Operations And Financial Condition


          RESULTS OF OPERATIONS

          Sales:
          _____

                Sales decreased 5.12% for the thirteen-week period and 2.66% for the twenty-six week period, compared with corresponding periods last year. Sales for stores open during the current and prior year periods decreased 7.84% for the thirteen-week period and 5.49% for the twenty-six week period. The decrease in sales was because of heavy competitive activity which included competitors opening new supermarkets and expanding existing supermarkets.

                At December 31, 1994, the Company operated 122 supermarkets and twelve liquor stores compared with 119 supermarkets and eleven liquor stores at January 1, 1994. During the thirteen-week period, the Company purchased seven supermarkets from The Kroger Co., opened one supermarket, closed four supermarkets, sold two supermarkets to The Kroger Co., and remodeled and expanded one supermarket.

          Gross Profit:
          ____________

                Gross profit as a percentage of sales increased from 24.54% to 24.92% for the thirteen-week period and decreased from 25.16% to 24.82% for the twenty-six week period. The increase in the thirteen-week period was the result of an increase in the market department gross profit percentage due to greater retail price reductions during last year's holiday seasons. The decrease in the twenty-six week period was the result of an increase in inventory shrinkage, primarily in the perishable inventory departments, resulting from increased promotional activity.

          Selling, General and Administration Expenses:
          ____________________________________________

                Selling, general and administrative expenses as a percentage of sales increased from 22.79% to 24.35% for the thirteen-week period and increased from 23.14% to 23.90% for the twenty-six week period. The increases for both periods were the result of lower sales in the current periods as noted above. Selling, general and administrative expense dollars increased slightly, even though the Company operated additional new supermarkets and additional service departments from expanded supermarkets in the current periods. The Company has continued to realize savings in selling, general and administrative expense dollars as a result of an ongoing cost control program.

          Other Expense:
          _____________

                Other expense increased $266,000 and $337,000 for the thirteen and twenty-six week periods, respectively. The increases resulted from increased interest expense which was higher in the current year because of higher interest rates and increased levels of short-term indebtedness.

          Income Taxes:
          ____________

                The effective rate for income taxes decreased from 34.75% to 16.83% for the thirteen-week period and decreased from 35.90% to 32.41% for the twenty-six week period. The effective rates decreased for both periods because of lower pretax earnings combined with greater levels of targeted jobs tax credits. The effective rates were below the statutory rate because of targeted jobs tax credits.

                   Management's Discussion And Analysis of Results
                        of Operations And Financial Condition


          LIQUIDITY AND CAPITAL RESOURCES

                The Company leases its store locations, but makes substantial expenditures to equip new and expanded supermarkets. In addition, the Company makes substantial expenditures for distribution facilities and equipment. The Company plans to finance its capital expenditures with funds provided by operations. However, if an insufficient amount of funds are generated, the Company may draw on short-term credit lines. The Company has $85.0 million in credit lines from financial institutions of which $59.0 million is available for future use. These credit lines expire at various times throughout fiscal years 1995 and 1996, though the Company expects most to be renewed.

                Working capital decreased form $54,926,000 at July 2, 1994 to $40,235,000 as of December 31, 1994. Additions to property and equipment were $23,068,000 during the same period and consisted primarily of purchases of store equipment.

          PART II.   OTHER INFORMATION

          Item 4.     Submission of  Matters to a Vote of  Security
          Holders.

                The Company held its annual meeting of shareholders on November 10, 1994. At the meeting, J. Thomas Arendall, Jr., E.
          E. Bishop, and David W. Morrow were elected as directors for three-year terms expiring at the 1997 annual meeting. Other board members continuing to serve are James M. Cain, William W. Crawford, and T. W. Mitchell whose terms expire at the 1995 annual meeting, and Carl F. Bailey, John A. Caddell, and Randy Delchamps whose terms expire at the 1996 annual meeting. The shareholders also ratified the Director Compensation Plan and the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending July 1, 1995.

           A summary of voting results follows (in thousands):


                                 For             Against          Abstain            Total Votes
                            ______________    _____________    ______________      _________________
                            Amount     %      Amount     %     Amount     %        Amount        %
                            ______    ____    ______   ____    ______    ____      ______      _____
Directors:
J. Thomas Arendall, Jr.      5,558    97.6                      139       2.4       5,697      100.0
E. E. Bishop                 5,638    98.7                       73       1.3       5,711      100.0
David W. Morrow              5,637    98.7                       73       1.3       5,710      100.0

Director Compensation Plan   5,058    87.8      584     10.1    120       2.1       5,762      100.0

Appointment of KPMG Peat
Marwick LLP                  5,682    98.6       54       .9     26        .5       5,762      100.0



Item 6.  Exhibits and Reports on Form 8-K.

         Reports on Form 8-K




         There were no reports on Form 8-K filed during the 13-weeks ended December 31, 1994.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    Delchamps, Inc.


Date:  February 10, 1995                       /s/ Randy Delchamps
                                               ___________________
                                               Randy Delchamps, Chairman,
                                               President, and Chief
                                               Executive Officer



Date:  February 10, 1995                       /s/ Timothy E. Kullman
                                               ______________________
                                               Timothy E. Kullman, Senior
                                               Vice President and Chief
                                               Financial Officer