Form 10-Q
period 1995-03-31
DELCHAMPS INC
filed 1995-05-15
CIK 729970

Securities And Exchange Commission

                               Washington, D.C.  20549



                                      FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


          For the 13-Week Period Ended April 1, 1995

          Commission File Number 0-12923


                                   Delchamps, Inc.
                      -----------------------------------------
                            (Exact name of registrant as
                              specified in its charter)


                    Alabama                                    63-0245434
          ----------------------------                   ---------------------
        (State or other jurisdiction of                     (I.R.S. employer
        incorporation or organization)                   identification number)

          305 Delchamps Drive, Mobile, AL                        36602
          -------------------------------                ---------------------
          (Address of principal executive                     (Zip code)
          offices)

                (334) 433-0431
          -------------------------------
          (Registrant's telephone number,
          including area code)


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

               Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 7,113,581 shares at May 5, 1995.

                           DELCHAMPS, INC. AND SUBSIDIARY

                                        Index


                                                                       Page No.
                                                                       --------

          Part 1.  Financial Information

               Item 1.  Financial Statements

                    Condensed Balance Sheets -
                         April 1, 1995 and July 2, 1994                   1

                    Condensed Statements of Earnings -
                         Thirteen Weeks Ended April 1, 1995 and
                         April 2, 1994                                    2

                         Thirty-nine Weeks Ended April 1, 1995 and
                         April 2, 1994                                    2

                    Condensed Statements of Cash Flows -
                         Thirteen Weeks Ended April 1, 1995 and
                         April 2, 1994                                    3

                         Thirty-nine Weeks Ended April 1, 1995 and
                         April 2, 1994                                    3

                    Notes to Condensed Financial Statements4

               Item 2.  Management's Discussion and Analysis of Results
                              of Operations and Financial Condition       5


          Part II.  Other Information


               Item 6.  Exhibits and Reports on Form 8-K                  7

               Signatures                                                 7

        Part I.  Financial Information




                                            DELCHAMPS, INC. AND SUBSIDIARY

                                      Condensed Balance Sheets - (In thousands)

                                                     (Unaudited)






                                                               April 1, 1995               July 2, 1994*
                                                            ___________________        _____________________

                                                            Amount      %Assets        Amount        %Assets
                                                            ______      _______        ______        _______
          ASSETS
          Current assets:
            Cash and cash equivalents                    $     4,491          1.70       15,378           5.84
            Trade accounts receivable                          8,434          3.20        9,475           3.60
            Merchandise inventories                           99,810         37.83      105,663          40.13
            Prepaid expenses                                   1,813           .69          443            .17
            Deferred income taxes                              1,529           .58        1,587            .61
                                                            ________      ________     ________      _________
                    Total current assets                     116,077         44.00      132,546          50.35

          Property and equipment:
            Land                                              13,237          5.02        6,312           2.40
            Buildings and improvements                        54,240         20.56       51,742          19.65
            Fixtures and equipment                           217,303         82.37      198,746          75.49
            Construction in progress                           6,011          2.27        4,972           1.89
                                                            ________      ________     ________      _________
                                                             290,791        110.22      261,772          99.43

            Less accumulated depreciation and               (150,654)       (57.10)    (138,643)        (52.66)
              amortization                                  ________      ________     ________      _________

                   Net property and equipment               140,137         53.12      123,129          46.77

          Other assets                                         2,513           .95        2,384            .91
          Goodwill                                             5,092          1.93        5,210           1.97
                                                            ________      ________     ________      _________
          Total assets                                   $   263,819        100.00      263,269         100.00
                                                            ========      ========     ========      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Notes payable                                $    27,584         10.46       11,574           4.40
            Current portion of obligations under                 591           .22        1,576            .60
              capital leases
            Current portion of long-term debt                  3,760          1.43        3,760           1.43
            Current portion of guaranteed ESOP debt            2,000           .76        2,000            .76
            Accounts payable                                  36,235         13.73       43,578          16.55
            Accrued expenses                                  17,786          6.74       15,132           5.74
            Income taxes                                      (3,224)        (1.22)           -              -
                                                            ________      ________     ________      _________
                   Total current liabilities                  84,732         32.12       77,620          29.48

          Obligations under capital leases, excluding         11,375          4.31       11,811           4.49
            current portion
          Long-term debt, excluding current portion           15,537          5.89       18,358           6.97
          Guaranteed ESOP debt, excluding current portion      2,000           .76        2,000            .76
          Restructure obligation                              14,369          5.45            -              -
          Deferred income taxes                                8,866          3.36       14,154           5.38
          Other liabilities                                    2,978          1.12        3,026           1.15
                                                            ________      ________     ________      _________
                   Total liabilities                         139,857         53.01      126,969          48.23


          Stockholders' equity:
            Junior participating preferred stock of no
              par value - authorized 5,000,000 shares;
              no shares issued                                     -             -            -              -
            Common stock of $.01 par value -
              authorized 25,000,000 shares; issued
              7,113,581 shares                                    71           .03           71            .03
            Additional paid-in capital                        19,731          7.48       19,731           7.49
            Retained earnings                                108,894         41.27      121,434          46.13
                                                            ________      ________     ________      _________
                                                             128,696         48.78      141,236          53.65
            Less:  Guaranteed ESOP debt                       (4,000)        (1.52)      (4,000)         (1.52)
                   Unamortized restricted stock awards          (734)         (.27)        (936)          (.36)
                                                            ________      ________     ________      _________
                    Total stockholders' equity               123,962         46.99      136,300          51.77

          Total liabilities and stockholders' equity     $   263,819        100.00      263,269         100.00
                                                            ========      ========     ========      =========


          See accompanying notes to condensed financial statements.



          *   Condensed from Balance Sheet included in the 1994 Annual Report.

                            DELCHAMPS, INC. AND SUBSIDIARY

  Condensed Statements of Earnings - (In thousands except per share amounts)

                                      (Unaudited)


                                         Thirteen Weeks Ended                          Thirty-nine Weeks Ended
                                         ____________________                          _______________________
                                  April 1, 1995          April 2, 1994           April 1, 1995          April 2, 1994
                                  _____________          _____________           _____________          _____________

                               Amount      % Sales     Amount     % Sales      Amount     % Sales      Amount    % Sales
                               ______      _______     ______     _______      ______     _______      ______    _______
          Sales                $255,592      100.00    265,146     100.00      782,249     100.00      806,222    100.00

          Cost of sales         194,636       76.15    197,407      74.45      590,579      75.50      602,356     74.71
                               ________     _______    _______    _______      _______    _______      _______   _______
          Gross profit           60,956       23.85     67,739      25.55      191,670      24.50      203,866     25.29

          Selling, general and
            administrative
            expenses             79,454       31.09     61,300      23.12      205,329      26.25      186,476     23.13
                               ________     _______    _______    _______      _______    _______      _______   _______
          Operating (loss)
            income              (18,498)      (7.24)     6,439       2.43      (13,659)     (1.75)      17,390      2.16

          Other expenses          1,254         .49      1,019        .38        3,662        .47        3,090       .38
                               ________     _______    _______    _______      _______    _______      _______   _______

          (Loss) earnings before
            income taxes and
            cummulative effect
            of changes in
            accounting
            principles          (19,752)      (7.73)     5,420       2.04      (17,321)     (2.22)      14,300      1.78

          Income (benefit)
            taxes                (8,107)      (3.17)     1,858        .70       (7,319)      (.94)       5,046       .63
                               ________     _______    _______    _______      _______    _______      _______   _______

          (Loss) earnings
            before cummulative
            effect of changes
            in accounting
            principles          (11,645)      (4.56)     3,562       1.34      (10,002)     (1.28)       9,254      1.15

          Cummulative effect
            of change in
            accounting for
            income taxes              -           -          -          -            -          -          900       .11

          Cumulative effect
            of change in
            accounting for
            postemployment
            benefits (net of
            income tax
            benefits of $1,000)       -           -          -          -            -         -        (1,600)     (.20)
                               ________     _______    _______    _______      _______    _______      _______   _______

          Net (loss) earnings  $(11,645)      (4.56)     3,562       1.34      (10,002)    (1.28)        8,554      1.06
                               ========     =======    =======    =======      =======    ========     =======   =======

          (Loss) earnings per
            common share:
          (Loss) earnings
            before cummulative
            effect of changes
            in accounting
            principles         $  (1.64)                   .50                   (1.41)                   1.30

          Cumulative effect
            of change in
            accounting for
            income taxes              -                      -                       -                     .12

          Cummulative effect
            of change in
            accounting for
            postemployment
            benefits                  -                      -                      -                     (.22)
                               ________                _______                 _______                 _______

          Net (loss) earnings
            per common share   $  (1.64)                   .50                  (1.41)                    1.20

                               ========               ========                 =======                 ========
          Weighted average
            number of common
            shares                7,114                  7,114                  7,114                    7,114
                               ========               ========                 ======                  ========
          Dividends declared
            per common share   $    .11                    .11                    .33                      .33
                               ========               ========                 ======                  ========

              See accompanying notes to condensed finanical statements.


                                DELCHAMPS, INC. AND SUBSIDIARY
                        Condensed Statements of Cash Flows - (In thousands)
                         Increase (Decrease) In Cash and Cash Equivalents
                                         (Unaudited)


                                       Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                       ____________________        _______________________
                                       04/01/95    04/02/94        04/01/95       04/02/94
                                       ________    ________        ________       ________
          Cash flows from
            operating activities:

            Net (loss) earnings        $(11,645)      3,562        (10,002)       8,554

            Adjustments to reconcile
              net (loss) earnings to
              net cash provided by
              operating activities:

                Depreciation and
                  amortization            4,888       4,630         14,610       14,062
                Loss reserve on
                  closed stores              10         (27)           (48)         (80)
                Restricted stock award
                  compenstion expense        90          54            202          161
                Cumulative effect of
                  change in accounting
                  for postemployment
                  benefits                    -           -              -        1,600
                Cumulative effect of
                  change in accounting
                  for income taxes            -           -              -         (900)
                Restructure obligation   14,369           -         14,369            -
                Decrease (income) in
                  merchandise
                  inventories               798       1,244          5,853       (2,710)
                Income (decrease) in
                  accounts payable and
                  accrued exp             3,652      (4,014)        (4,881)      (2,536)
                Decrease in income
                  taxes, net             (3,089)       (180)        (3,166)        (489)
                Other, net               (4,551)      2,067         (5,744)      (1,243)
                                       ________    ________        ________       ________

            Net cash flows provided by
              operating activities        4,522       7,336         11,193       16,419

            Cash flows form investing
              activities:
                Additions to property
                  and equipment          (9,337)     (7,352)       (32,405)     (12,494)
                Proceeds from sale of
                  property and equipment    682          29            903           71
                                       ________    ________        ________       ________

            Net cash used in investing
              activities                 (8,655)     (7,323)       (31,502)     (12,423)

            Cash flows from financing
              activities:
                Proceeds from (payments
                  on) notes payable       7,610         (82)        16,010        5,441
                Principal payments on
                  obligations under
                  capital leases           (488)       (432)        (1,421)      (1,259)
                Principal payments on
                  Long-term debt           (941)       (939)        (2,821)      (2,819)
                Dividends paid             (782)       (782)        (2,346)      (2,346)
                                       ________    ________        ________       ________

             Net cash provided by
               (used in) financing
               activities                 5,399      (2,235)         9,422         (983)

             Net increase (decrease)
               in cash and cash
               equivalents                1,266      (2,222)       (10,887)       3,013

             Beginning of period cash
               and cash equivalents       3,225      17,305         15,378       12,070
                                       ________    ________        ________       ________

             End of period cash and
               cash equivalents        $  4,491      15,083          4,491       15,083
                                       ========     =======       ========       ======
             Supplemental Disclosures
               of Cash Flow Information:

             Cash paid for:
               Interest expenses       $  1,364       1,005          3,720        3,204
                                       ========     =======       ========       ======

               Income taxes            $     70       1,630          1,437        4,638
                                       ========     =======       ========       ======


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

(B)  Restructuring Plan
     ------------------

     For the third quarter ending April 1, 1995, the Company recorded a pre-tax restructuring charge in the amount of $15 million. The restructuring charge relates primarily to closed stores that the Company has been unable to sell or sublease in whole or in part and includes costs for the writedown of store assets, the unrealizable portion of the present value of remaining rent payments, and other costs associated with store closings. The restructuring charge is included in selling, general and administrative expenses on the Income Statements.

         Management's Discussion And Analysis Of Results
              Of Operations And Financial Condition


RESULTS OF OPERATIONS

Sales:
- -----

     Sales decreased 3.60% for the thirteen-week period and 2.97% for the thirty-nine week period, compared with corresponding periods last year. Sales for stores open during the current and prior year periods decreased 6.32% for the thirteen-week period and 5.76% for the thirty-nine week period.
     The decrease in sales for both periods was primarily the result of heavy competitive activity which included competitors opening new supermarkets and expanding existing supermarkets. Sales were also negatively impacted by the timing of the Easter holiday which will occur in the fourth quarter of the current year and occurred in the third quarter of the prior year.
     In an effort to improve sales trends, the Company implemented a business plan titled "Strategy 2000." This business plan includes price reductions on thousands of items, an increase from forty-nine cents to fifty cents in the Company's double coupon program (under which coupons that have a face value up to fifty cents are doubled), and a new advertising campaign to communicate these changes. Implementation of this business plan began in the later part of the Company's third quarter. For the plan to be successful, sales volume will have to increase substantially to offset the reduced margins resulting from the price reductions. Such volume increases, if achieved at all, are not likely to be achieved with the fourth quarter of the current fiscal year. Accordingly, the Company does not expect fourth quarter results to be profitable.
     At April 1, 1995, the Company operated 118 supermarkets and twelve liquor stores compared with 119 supermarkets and eleven liquor stores at April 2, 1994. During the thirty-nine week period, the Company purchased seven supermarkets from the Kroger Co., opened two supermarkets, closed nine supermarkets, sold two supermarkets to the Kroger Co., and remodeled and expanded four supermarkets.

Gross Profit:
- ------------

     Gross profit as a percentage of sales decreased from 25.55% to 23.85% for the thirteen-week period and decreased from 25.29% to 24.50% for the thirty-nine week period. The decreases for both periods were the result of inventory markdowns related to the price reductions for the "Strategy 2000" business plan, increased inventory markdowns related to the Company's bonus buy promotional program (under which certain products are featured at reduced retail prices), and increased levels of inventory shrinkage.

Selling, General and Administrative Expenses:
- --------------------------------------------

     Selling, general and administrative ("S G & A") expenses as a percentage of sales increased from 23.12% to 31.09% for the thirteen-week period and increased from 23.13% to 26.25% for the thirty-nine week period. The increases for both periods were the result of lower sales in the current periods combined with a restructuring charge in the amount of $15.0 million in the current periods. The restructuring charge relates primarily to closed stores that could not be subleased in whole or in part. S G & A increased $18.2 million for the thirteen-week period and increased $18.9 million for the thirty-nine week period, including the $15.0 million restructuring charge. The remaining increases for both periods resulted from increases in the Company's wages, rent expense, and depreciation expense.

Other Expense:
- -------------

     Other expense increased $235,000 and $572,000 for the thirteen and thirty-nine week periods, respectively. The increases resulted from increased interest expense, which was higher in the current year because of higher interest rates and increased levels of short-term indebtedness.

Income Taxes:
- ------------

     The effective rate for income taxes decreased from 34.28% to (41.04%) for the thirteen-week period and decreased from 35.29% to (42.26%) for the thirty-nine week period. The effective rates in the current periods represent income tax benefits which resulted from the loss in earnings before taxes. The effective rates were below the statutory rate because of targeted jobs tax credits.

Other:
- -----

     On April 14, 1995, Randy Delchamps resigned as Chairman, Chief Executive Officer, and President of the Company in order to pursue other business interests. David W. Morrow, a director of the Company, has been elected Chairman of the Board. Mr. Morrow has over 40 years of experience in the supermarket industry.
Most recently, he served as Chairman of the Board, President and Chief Executive Officer of Pueblo International, Inc. Pueblo is comparable in size to Delchamps and has supermarkets operating in Puerto Rico, the U.S. Virgin Islands, and Florida. Mr. Morrow's grocery career includes 28 years of service with Albertson's, where he rose from stock clerk to President and Chief Executive Officer . In 1977, Mr. Morrow became President and Chief Operating Officer of The Great Atlantic and Pacific Tea Company. Mr. Morrow will serve as President and Chief Executive Officer of Delchamps on an interim basis while the Board of Directors searches for a permanent President and Chief Executive Officer.


LIQUIDITY AND CAPITAL RESOURCES

     The Company leases its store locations, but makes substantial expenditures to equip new and expanded supermarkets. In addition, the Company makes substantial expenditures for distribution facilities and equipment. The Company plans to finance its capital expenditures with funds provided by operations. However, if an insufficient amount of funds are generated, the Company may draw on short-term credit lines. The Company has $65.0 million in credit lines from financial institutions of which $36.2 million is available for future use. These credit lines expire at various times throughout fiscal years 1995 and 1996, though the Company expects most to be renewed.
     Working capital decreased form $54,926,000 at July 2, 1994 to $31,345,000 as of April 1, 1995. Additions to property and equipment were $32,405,000 during the same period and consisted primarily of purchases of store equipment.

PART II.   OTHER INFORMATION


Item  6.   Exhibits and Reports on Form 8-K.

     Reports on Form 8-K

     There were no reports on Form 8-K filed during the 13-weeks ended April 1, 1995.







                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Delchamps, Inc.
                                             _______________
                                             Registrant


Date: May 12, 1995                            /s/ David W. Morrow
                                             ______________________
                                             David W. Morrow, Chairman,
                                             President, and Chief Executive
                                             Officer


Date:  May 12, 1995                           /s/ Timothy E. Kullman
                                             _______________________
                                             Timothy E. Kullman, Senior Vice
                                             President and Chief Financial
                                             Officer