Form 10-K
period 1995-07-01
DELCHAMPS INC
filed 1995-10-02
CIK 729970

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 1995

Commission File Number 0-12923
                              Delchamps, Inc.
            --------------------------------------------------
                     (Exact name of registrant as
                       specified in its charter)

           Alabama                                                63-0245434
--------------------------------------                   ----------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation of organization)                               Identification Number)

305 Delchamps Drive   Mobile, AL                                    36602
--------------------------------------                   ----------------------------
(Address of Principal executive                                  (Zip Code)
offices)

       (334) 433-0431
--------------------------------------
(Registrant's telephone number,
including area code)


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

     The aggregate market value of the voting stock held by non-affilates ( affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at September 18, 1995 was approximately $80,000,000.

     The number of shares of Registrant's common stock, par value one cent ($.01) per share, outstanding at September 18, 1995, was 7,108,781.

     Documents incorporate by reference: Parts II and IV incorporate by reference portions of the Company's Annual Report to shareholders for 1995. The Company's definitive Proxy Statement dated September 18, 1995 is incorporated by reference into Part III.

     The exhibit Index is located on page 34 of this document.

                              PART I
                              ______

Item 1.  Business
-------  --------
(a) The Registrant, Delchamps, Inc. ("the Company") is a corporation which was organized under the laws of the State of Alabama in 1946; from the Company's founding in 1921 until it was incorporated, it operated as a partnership. The Company operates a chain of supermarkets under the name "Delchamps" in Alabama, Florida, Louisiana, and Mississippi and has operated continuously for over 70 years.

     The number of supermarkets operated by the Company has changed from 112 at June 29, 1991 to 118 at July 3, 1993 and
118 at July 1, 1995. In addition to regularly opening new stores, the Company expands and remodels existing units, and closes outmoded or unprofitable stores. During the five years ended July 1, 1995, the Company closed 20 outdated or un-profitable stores and opened 28 new stores that are all considerably larger than the stores that were closed. The
Company also remodeled and expanded 25 stores that were closed. The company also remodeled and expanded 22 stores during the same 5 year period.

     The Company, in addition to operating supermarkets, operates twelve liquor stores in the State of Florida.

     The Company's wholly-owned subsidiary, Supermarket Cigarette
Sales, Inc., functions as the purchasing agent and distributor for cigarettes sold by the Company's supermarkets in Louisiana, Mississippi, and Florida.

     The 118 supermarkets operated by the Company at July 1, 1995 range in size from 12,000 square feet to 61,980 square feet, and average 41,478 square feet. The average square footage of selling area per supermarket increased from ap-proximately 29,304 square feet at June 29, 1991, to approximately 31,805 at July 1, 1995, and the total sales area in all stores increased from 3,282,000 to 3,753,000 square feet during the same period. The Company's new stores will range from approximately 35,000 to 48,000 square feet in size ( and from approximately 26,000 to 36,000 square feet of selling space) depending upon the size of the store's market area.

     The Company plans to continue to expand the supermarket chain through the addition of new supermarkets in its present areas of operation, through expansion of existing stores, and through renovation of existing stores.

     The Company opened ten supermarkets (of which seven were purchased from the Kroger Co.) during fiscal year 1995, closed twelve supermarkets (of which two were sold to the Kroger Co.) , and has plans to open two additional supermarkets during fiscal year 1996. Five stores were expanded during the 1995 fiscal year, and the Company plans to expand one existing supermarket and renovate up to forty supermarkets in fiscal 1996.

     The following table sets forth certain statistical information with respect to the Company's operations for the period indicated:

                                  DELCHAMPS, INC.

                           Selected Financial Information

                                                         Fiscal Year Ended
                                   ----------------------------------------------------------

                                    July 1,       July 2,     July 3,    June 27,    June 29,
                                     1995          1994        1993       1992        1991
                                   52 Weeks      52 Weeks    53 Weeks    52 Weeks    52 Weeks
                                   _________     _________   _________   _________  _________

Sales (in thousands)              $1,054,088   $1,067,191   $1,034,531   $949,849   $959,169
Number of supermarkets:
     Opened in period                     10            3            4          6          5
     Closed in period                     12            1            1          3          3
     Total  <FN1>                        118          120          118        115        112
Average sales per supermarket
     (in thousands) <FN2>         $    8,858   $    8,968   $    8,880   $  8,369   $  8,641
Total square feet of selling
     space (in thousands):
     Opened in period                    362          155          167        241        178
     Closed in period                    348           22           19         65         53
     Total                             3,753        3,739        3,606      3,458      3,282
Total square feet of selling
     space per supermarket  <FN1>     31,805       31,158       30,559     30,070     29,304
Average sales per square foot
     of selling space  <FN3>      $      281   $      291   $      293   $    282   $    300


-------------------------
<FN1> At the end of period
<FN2> Sales for the period divided by the average number of supermarkets for the period
<FN3> Sales for the period divided by the average square feet of selling space for the period.

     The Company believes that a vital factor in a successful
supermarket expansion program is the careful selection of store locations. The Company analyzes prospective locations on a continuous basis, both internally and with assistance of outside consultants, and locates stores primarily in suburban shopping centers in areas with stable or growing middle and upper-middle class populations.  The Company enlarges, modernizes, relocates or closes stores in light of their past performance and the
Company's assessment of their future potential.
(b)  Financial information on industry segments and lines of business is omitted because, apart from its principal business of operating retail self-service food stores and liquor stores, the Company had no other lines of business or  industry segments.
(c) (i)  Merchandising is the responsibility of the Senior Vice
President  Sales and Merchandising who supervises the directors of
the five merchandising departments:   Grocery; Meat; Produce;
Deli/bakery; and General Merchandise and Health and Beauty
Care. The department directors, in turn, supervise the twelve category managers responsible for purchasing and merchandising various lines of products.

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

     Delchamps supermarkets operate on a self-service basis, and are open seven days per week, except Christmas and Thanksgiving. The supermarkets are clean, spacious, air conditioned, well-lighted, colorfully decorated, well-stocked, equipped with modern features and adjacent to offstreet parking facilities. Except in selected locations, customers carry their own purchases from the check-out counters to their automobiles unless they ask for special assistance.

     Delchamps supermarkets carry fresh meat and produce, frozen and other convenience foods, dairy products, specialty and gourmet products, and general grocery products, as well as selected lines of non-grocery merchandise. All stores opened and remodeled during the last several years have contained salad bars, bakeries, delicatessens, service meat departments, seafood departments, video departments and offer prepared ready-to-eat foods. The Company also operates four pharmacies and may add pharmacies to selected locations.

     The Company's supermarkets offer a selection of national and regional brand-name products, generic products and products bearing brand names of Topco Associates, Inc. ("Topco"), a cooperative purchasing organization of which the Company is a shareholding member.

     The Company's affiliation with Topco, the largest cooperative grocery products purchasing organization in the United
States, enables it to procure quality merchandise on a competitive basis with larger, national food retailers. Topco's membership of 32 retail grocery chains and wholesalers located throughout the United States enables it to employ large volume buying techniques on behalf of its members. Topco products are sold under its own brand names, such as "Food Club", "Topco", "Top Fresh" and "Top Frost", or under generic labels. Effective in FY 94, the Company began using a Delchamps label to replace these TOPCO labels on certain products. The
Company's purchases from or through Topco were approximately
19% of total inventory purchases in fiscal year 1995, 20% in 1994, and 23% in 1993.

     Advertising and promotion are important factors in the Company's merchandising strategy. In fiscal year 1995, the Company's advertising expenditures, including television, radio, newspaper, magazine and circular advertising, were .98% of sales. The Company's advertising program features a quality image, emphasizing value with competitive prices and "bonus buys" (merchandise purchased at reduced prices from vendors and featured for resale with favorable retail prices). The Company does not issue trading stamps at any of it stores and does not expect to do so in the future.

     Store operations are the responsibility of the Senior Vice
President, Operations, who supervises the Company's two Zone Managers, who in turn supervise the Company's seven District

Managers. Each District Manager is responsible for approximately 12 to 18 supermarkets in his area. District Managers regularly visit the supermarkets under their jurisdiction, thereby providing continuous, direct supervision of day-to-day store operations, including such matters as quality of merchandise, adequacy of staffing levels and adherence to Company policies. Each supermarket is individually supervised by a store manager, assistant store managers, and department managers. The Company's management monitors the results of operations of each supermarket through the close and direct supervision of the Zone Managers and District Managers.

     The Company stresses the importance of customer satisfaction with its associates and insists that associates provide courteous and efficient service. Customer satisfaction is also achieved through rapid response to changing consumer tastes and well-stocked stores. Additionally, it is the Company's policy to have a management or supervisory associate respond personally to customer complaints and comments.

     Technology also enables the Company to more efficiently serve its customers. The use of such technological advances as computerized scanning check-out equipment, direct store delivery systems, coupon scanning and time and attendance systems are designed to enhance customer satisfaction and employee productivity.

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

     A computerized direct store delivery system has been implemented in all of the Company's stores. This system improves accounting for and control of the merchandise delivered directly to the Company's supermarkets by suppliers, which represented
30% of total merchandise inventory purchases in fiscal year
1995. In addition, an electronic time, attendance and work scheduling system, utilizing the same hardware as the direct store delivery system, has been installed in the Company's supermarkets. This latter system assists the Company in controlling labor costs through more efficient use of manpower.

     Advances in technology are important to the Company's ability to improve productivity and keep costs in line and emphasis will continue to be placed on innovations in this area.

     The Company's supermarket products are purchased from over

1,000 suppliers, of which Topco is by far the most significant, supplying approximately 19% of the Company's total inventory purchases during fiscal year 1995. No other supplier accounted for more than 5% of the Company's purchases during the fiscal year. During fiscal year 1995, approximately 70% of inventories (valued at cost) were supplied to the Company's stores through its central distribution facilities in Mobile and Hammond. The remaining items were furnished directly to the stores.
by local distributors. Major product lines supplied in this manner included beverages, bread and snack foods.

     The Company's central distribution facilities are serviced by rail and truck and are operated 24 hours per day, 7 days per week. The majority of supermarkets receive deliveries 7 days per week from the Mobile and Hammond facilities through a transportation fleet leased by the Company. The Company believes that its distribution system has an effective range of approximately
350 miles in all directions.
(ii) The Company has not publicly announced or otherwise made public information about any new product or industry segment that would require the investment of a material amount of the assets of the Company or which otherwise is material.
(iii) Sources and availability of raw materials are factors that do not directly affect the Company's business.
(iv) Patents and trademarks owned by the Company are not of material importance to its operations.
(v) Seasonality does impact the Company, as sales tend to increase in the summer season because certain of its stores are located near Gulf Coast beaches.

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

     The Company's principal competitors are the supermarket chains operated by Winn-Dixie Stores, Inc., The Great Atlantic and Pacific Tea Company, Bruno's, Inc., The Kroger Co. and
Albertson's, Inc., and other large regional and national food store chains. Winn-Dixie, A&P, Wal-Mart, K-Mart and Sam's compete with the Company throughout Alabama, Florida, Louisiana, and Mississippi.

Bruno's supermarkets compete with the Company's Alabama, Florida and Mississippi Gulf Coast supermarkets. Albertson's competes with the Company in the Florida panhandle and certain locations in Louisiana. Kroger has stores in Central and Southwestern Louisiana. Delchamps supermarkets also compete with local supermarkets, specialty and convenience food stores and local chains that have significant market shares in limited aeas, such as the Schwegmann Brothers' Giant
Supermarket chain in Southeastern Louisiana. Certain of the company's major competitors have financial resources that are substantially greater than those of the Company.
(xi) The Company did not spend a material amount on Company sponsored research and development activities or on customer sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques during fiscal years
1995, 1994, and 1993.
(xii) The Company 's compliance with federal, state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, and is not expected to have, a material effect upon its capital expenditures, earnings or competitive position.
(xii) At the end of fiscal year 1995, the Company had approximately 3,929 full-time and 4,468 part-time employees, none of whom is covered by a collective bargaining agreement.

(d) The Company does not engage in any operations in foreign countries, nor is any portion of its sales or revenue derived from customers in any foreign country. All sales by the Company occur at locations in Alabama, Florida, Louisiana and Mississippi.


Item 2.  Properties
-------  ----------

     The Company leases all of its supermarkets under standard commercial leases, no one of which is material to the Company.
Most of these leases are for a period of 20 years, and contain several renewal options. The leases provide for fixed rentals ranging from $2.10 to $14.15 per square foot, with an average rental of $7.60 per square foot. Nearly all of its leases, including most of the leases negotiated in the last five years, provide for the payment by the Company of taxes, insurance and certain maintenance expenses, as well as additional rental based on sales volume. One of the Company's store leases is scheduled to expire during the 1996 fiscal year, and no more than five leases will expire in any one year there after until the year 2005.

     When a store is closed, the Company attempts to sublease or assign its lease. The Company is presently paying $343,940 in aggregate monthly rentals on seventeen leases of closed stores that have not yet been sublet or assigned.

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

     The Company owns the 65,000 square foot building in which its corporate headquarters is situated at 305 Delchamps Drive, Mobile, Alabama, as well as a 2.7 acre parcel adjacent to the headquarters which may be used for future office expansion and parking. The Company also owns an undeveloped 6.8 acre parcel of real estate and a 3 acre parcel upon which a Company supermarket is located; both were acquired from Western Supermarkets in 1987 and are located near Birmingham, Alabama. In addition, the company owns a one-half interest in a partnership which has developed a 22 acre site near Mobile; the site cur-rently has a Company supermarket, K-Mart, and other shops.
Further, the Company owns a one-half interest in land located in Panama City, Florida. The Company intends to develop this land for resale.


Item 3.  Legal Proceedings
-------  -----------------

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


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     The Company did not submit any matters to a vote of security holders during the fourth quarter of its fiscal year ended
July 1, 1995.


Item 4. (a)  Executive Officers of the Registrant
-----------  ------------------------------------

     All Executive Officers are appointed by the Board of

Directors and, except in certain circumstances following a change in control, may be removed at any time, with or without cause by the Board.


NAME                         POSITIONS HELD WITH COMPANY                     AGE
----                         ---------------------------                     ---
David W. Morrow              Chairman of the Board and Chief Executive        63

Richard W. La Trace          President                                        58

Frank L. Bennen              Senior Vice President, Operations                55

Patrick J. Curran            Senior Vice President, Sales and Merchandising   43

Timothy E.  Kullman          Senior Vice President, Chief Financial Officer   39
                             Treasurer and Secretary

V. Lawrence Abreo            Vice President                                   42
                             Management Information Services

Heidi E. Finchem             Vice President, Public Relations and             37
                             Assistant Secretary

Larry S. Griffin             Vice President, Real Estate                      53

William D. Kruse             Vice President and Zone Manager                  51

Thomas R. Trebesh            Vice President, Human Resources                  46


     David W. Morrow began employment with the Company in April, 1995 and serves as Chairman of the Board and Chief Executive Officer. Prior to Delchamps, Mr. Morrow served as Chairman, President, and Chief
Executive Officer of Pueblo XTRA International.

     Richard W. La Trace began employment with the Company in June, 1995 and serves as President. Prior to Delchamps, Mr. La Trace served as President and Chief Operating Officer of XTRA Super Foods, Inc.

Mr. La Trace's experience also includes serving as President of Corporate Retail at Wetterau, Inc. and Senior Vice President of Operations at ABCO Markets, Inc.

     Frank L. Bennen began employment with the Company in June, 1995 and serves as Senior Vice President of Operations. Prior to Delchamps, Mr. Bennen served as President of Laneco, Inc., a chain of 52 retail stores. Mr. Bennen's experience also includes prior service with Skaggs Alpha Beta Company and Alpha Beta Company.

     Patrick J. Curran began employment with the Company in April, 1994 and serves as Senior Vice President, Sales and Merchandising. Prior to Delchamps. Mr. Curran was employed by Acme Supermarkets in Philadelphia, Pennsylvania, Bi-Lo Supermarkets in the
Carolina and Georgia markets, and Jewel Food Stores in Chicago,
Illinois.

     Timothy E. Kullman began employment in August, 1994 and serves as Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Kullman was previously with Farm Fresh, Inc., Norfolk, Virginia as Senior Vice President and Chief Financial Officer. He was also associated with Blue Cross/Blue Shield of Michigan as well as Deloitte, Haskins and Sells of Detroit, Michigan.

     V. Lawrence Abreo has been employed by the Company since
1971. He serves as Vice President, Management and Information Services, and was appointed to that position in January, 1992. Prior to that time, Mr. Abreo was Director of Management Information Services.

     Heidi E. Finchem has been employed by the Company since
1982. She serves and Vice President, Public Relations and Assistant Secretary, and was appointed to that position in July 1995. Prior to that time, Mrs. Finchem served as Vice President, Benefits and Corporate Secretary.

     Larry S. Griffin has been employed by the Company since
1964.  In July 1995, Mr. Griffin was named Vice President,
Real Estate. He was named Vice President, Planning and Development in April 1994, Senior Vice President, Merchandising, in January,
1992, and Vice President, Merchandising, In July, 1988. In March 1987, he was appointed Director, Merchandising and, prior to that time, served as Director of Grocery Merchandising.

     William D. Kruse has been employed by the Company since
1960. He serves as Vice President and Zone Manager, and was appointed to that position in July 1995. Mr. Kruse served as Vice President, Retail Operations in June 1993 and Director, Retail Operations prior to June 1993.

     Thomas R. Trebesh has been employed by the Company since
1978. He serves as Vice President, Human Resources, and was appointed to that position in July 1995. Prior to that time Mr. Trebesh served as Vice President , Personnel, and was appointed to that position in June 1993.

                                PART II



Item 5.  Market for the Registrant's Common Stock and Related Matters
-------  ------------------------------------------------------------

     "Management's Report on Dividends and Stock Prices" on page 6 of the Company's Annual Report to Shareholders for 1995 is incorporated herein by reference.

     As of August 5, 1995, there were 1,295 shareholders of record of the Company's common stock.

     The following table sets forth the cash dividends declared on the Company's common stock for the two most recent fiscal years. Future dividends will depend on the Company's earnings, financial requirements and other relevant factors.

                               1995                        1994
                               ----                        ----
First Quarter                 $0.11                       $0.11
Second Quarter                 0.11                        0.11
Third Quarter                  0.11                        0.11
Fourth Quarter                 0.11                        0.11
                               ----                        ----
TOTAL                         $0.44                       $0.44
                               ====                        ====

     Restrictions on the Company's paying of dividends are set forth in Note 5 of the Company' financial statements on page 11 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.


Item 6.  Selected Financial Data
-------  -----------------------

     The selected financial data of the Company are set forth under the caption "Five Year Financial Highlights" included in the Company's Annual Report to Shareholders for 1995 and are incorporated herein by reference. Such financial data should be read in conjunction with the financial statements and accompanying notes included under item 8, below.


Item. 7.  Management's Discussion and Analysis of Results of
          Operations and Financial Condition
--------  --------------------------------------------------

     Management's Discussion and Analysis of Results of
Operations and Financial Condition" on pages 14, 15, and 16 of the 1995 Annual Report to Shareholders is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

     The Company's financial statements, including the notes thereto, and the report of KPMG Peat Marwick LLP are contained on pages 6 through 14 of the Company's Annual Report to Shareholders for 1995 and are incorporated herein by reference.


Item 9.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure
-------  ------------------------------------------------

     There have been no changes in or disagreements on accounting principles or practices or financial statement disclosure between the Company and its independent certified public accountants within the twenty-four months prior to July 1, 1995.

                               PART III



Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     Information about nominees for election as Director and the Directors of the Company appears on pages 1, 2, and 3 of the Company's definitive Proxy Statement dated September 18, 1995, under the caption "Election of Directors" and is incorporated herein by reference. Certain information concerning the Company's Executive Officers is included in Item 4 (a) of Part I of this report.


Item 11.  Executive Compensation
--------  ----------------------

     Information concerning executive compensation is contained on pages 5 and 6 of the Company's definitive Proxy Statement dated September 18, 1995, under the caption "Executive
Compensation", and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     Information concerning certain beneficial owners of the Company's stock appears on pages 4 and 5 of the Company's definitive Proxy Statement dated September 18, 1995, under the subcaption "Security Holdings of Certain Beneficial Owners"; information as to security ownership of management is contained on page 4 of the Company's definitive Proxy Statement dated
September 18, 1995, under the subcaption "Security Holdings of Directors and Executive Officers". All such information is in-corporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------


     Information concerning certain relationships and related transactions appears on page 7 of the Company's definitive Proxy Statement dated September 18, 1995, under the caption "Compensation Committee Interlocks and Insider Participation."

                              PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports and Form 8-K
--------  -----------------------------------------------------------------


(a) Documents filed as part of this report:

(1)  Financial Statements

     The financial statements of Delchamps, Inc. listed below are incorporated by reference from the Company's 1995 Annual
Report to Shareholders.


                                                        Page In
                                                         Annual
                                                         Report
                                                        -------
     Report of KPMG Peat Marwick LLP                          6

     Consolidated Balance Sheets as of                        7
       July 1, 1995 and July 2, 1994

     Consolidated Statements of Earnings                      8
       for the fiscal years ended July 1,
       1995, July 2, 1994 and July 3, 1993

     Consolidated Statements of Stockholders'                 8
       Equity for the fiscal years ended
       July 1, 1995, July 2, 1994 and
       July 3, 1993

     Consolidated Statements of Cash Flows                    9
       for the fiscal years ended July 1,
       1995, July 2, 1994 and July 3, 1993

     Notes to Consolidated Financial Statements              10


(2)     Financial Statement Schedules.

     Schedules are omitted as the required information is inapplicable or the information is presented in the statements of the related notes.

(3) Exhibits.

     The exhibits listed below and marked with an asterisk are filed herewith and are listed in the attached Exhibit Index; the other exhibits are incorporated herein by reference from the document indicated:

(b) Reports on Form 8-K - There were no reports filed on Form 8-K during the quarter ended July 1, 1995.

Exhibit No.
-----------

3(a)     Articles of Amendment to the Articles of Incorporation
             and Restated Articles of Incorporation of the Company, each dated October 5, 1984. (Exhibit 3 (a) to Form 10-K for fiscal year ended June 29, 1985.)

3(b)     The Company's By-Laws, as amended on July 28, 1989
             (Exhibit 3 (b) to Form 10-K for fiscal year ended July 1, 1989.)

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

10(e)    The Company's Share Purchase Rights Plan (Exhibit 1 to
             Report on Form 8-K filed with the Securities and Exchange Commission October 20, 1988.)

10(f)    Form of Change of Control Severance Agreement between the
             Company and certain of its officers and employees dated September 11, 1989 (exhibit 10 (n) to Form 10-K for fiscal year ended July 1, 1989).

10(g)    Loan agreement dated June 30, 1993 between Delchamps,
             Inc. and the Great West Life and Annuity, Mutual of Omaha Insurance Company, and United of Omaha insurance Company.

13(a)    The Company's Annual Report to Shareholders for 1995 included as an exhibit (Deemed filed as to only those portions specifically incorporated herein by reference).*

21       Subsidiary of the Registrant.*

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                            Title                           Date
/s/  David W. Morrow
 _______________________              Chairman of the Board,            Sept. 12, 1995
David W. Morrow                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                            Title                           Date
/s/  Richard W. La Trace
 _______________________                   President                    Sept. 12, 1995
Richard W. La Trace


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                            Title                           Date
/s/  Timothy E. Kullman
 _______________________              Senior Vice President,            Sept. 12, 1995
Timothy E. Kullman                   Chief Financial Officer,
                                       Treasurer & Secretary


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                            Title                           Date
/s/  J. Thomas Arendall,  Jr.               Director                    Sept. 12, 1995
_____________________
J. Thomas Arendall,  Jr.


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                            Title                           Date
/s/  Carl F. Bailey                         Director                    Sept. 15, 1994
_____________________
Carl F. Bailey


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                            Title                           Date
/s/  E. Eugene Bishop                       Director                    Sept. 15, 1994
_____________________
E. Eugene Bishop


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                            Title                           Date
/s/  John A. Caddell                        Director                    Sept. 15, 1994
_____________________
John A. Caddell


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                            Title                           Date
/s/  James M. Cain                          Director                    Sept. 15, 1994
_____________________
James M. Cain


                                                               -32-

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                            Title                           Date
/s/  William W. Crawford                    Director                    Sept. 15, 1994
_____________________
William W. Crawford


KPMG Peat Marwick LLP


  303 Peachtree Street, N.S.    Telephone 404 222 3000     Telefax 404 222 3050
  Suite 2000
  Atlanta, GA  30308


                                 Independent Auditors' Report

The Stockholders and Board of Directors
Delchamps, Inc.:

Under date of August 4,1 995, we reported on the consolidated balance sheets of Delchamps, Inc. and subsidiary as of July 1, 1995 and July 2, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended July 1, 1995, as contained in the 1995 annual report to stockholders. These finanical statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related supplementary financial statement schedules are the responsibility of the Company's management. OUr responsibility is to express an opinion on these supplementary financial statement schedules based on our audits.

In our opinion, such supplementary financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                             KPMG PEAT MARWICK LLP

August 4, 1995

                   E  X  H  I  B  I  T      I  N  D  E  X


                                                                              Sequentially
Exhibit                                                                          Number
Number                       Description                                          Page
-------                      ------------------------------------------       ------------
13 (a)                       The Company's Annual Report to Shareholder            37
                             for 1995 (Deemed filed as to only
                             those portions specifically incorporated
                             herein by reference).

22                           Subsidiary of the Company                             58


                                                               -35-