Form 10-Q
period 1995-09-30
DELCHAMPS INC
filed 1995-11-14
CIK 729970

Securities And Exchange Commission

                          Washington, D.C.  20549



                                 FORM 10-Q

            Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934


For the 13-Week Period Ended September 30, 1995

Commission File Number 0-12923


                             Delchamps, Inc.
               -----------------------------------------
                     (Exact name of registrant as
                       specified in its charter)


           Alabama                                    63-0245434
 ------------------------------                 ----------------------
(State or other jurisdiction of                 (I.R.S. employer
 incorporation or organization)                  identification number)

305 Delchamps Drive, Mobile, AL                         36602
-------------------------------                 ----------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 7,108,781 shares at October 31, 1995.

                      DELCHAMPS, INC. AND SUBSIDIARY

                                  Index


                                                               Page No.
                                                               --------

Part 1.  Financial Information

     Item 1.  Financial Statements

            Condensed Balance Sheets -
                 September 30, 1995 and July 1, 1995               1

            Condensed Statements of Earnings -
                 Thirteen Weeks Ended September 30, 1995
                 and October 1, 1994                               2

            Condensed Statements of Cash Flows -
                 Thirteen Weeks Ended September 30, 1995
                 and October 1, 1994                               3

            Notes to Condensed Financial Statements                4


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                           5


Part II.  Other Information

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                              7

     Item 6.  Exhibits and Reports on Form 8-K                     7

     Signatures                                                    8

            Part I.  Financial Information

                         DELCHAMPS, INC. AND SUBSIDIARY
                   Condensed Balance Sheets - (In thousands)
                                  (Unaudited)


                                                                       September 30, 1995      July 1, 1995*
                                                                     ---------------------  -------------------
                                                                       Amount     %Assets    Amount    %Assets
                                                                     ----------  ---------  --------  ---------
               ASSETS
               ------
               Current assets:
                 Cash and cash equivalents                          $   7,487       2.88     15,906       5.90
                 Trade accounts receivable                             10,952       4.21      9,214       3.42
                 Merchandise inventories                               91,739      35.25     93,808      34.82
                 Prepaid expenses                                       2,509        .96      1,420        .53
                 Income taxes receivable                                5,598       2.15      6,549       2.43
                 Deferred income taxes                                  2,045        .78      2,045        .76
                                                                     --------    -------    -------    -------
                         Total current assets                         120,330      46.23    128,942      47.86

               Property and equipment:
                 Land                                                  13,334       5.12     13,312       4.94
                 Buildings and improvements                            56,935      21.87     56,632      21.02
                 Fixtures and equipment                               220,102      84.56    220,903      81.99
                 Construction in progress                               4,920       1.90      2,649        .99
                                                                     --------    -------    -------    -------
                                                                      295,291     113.45    293,496     108.94

                 Less accumulated depreciation and amortization      (157,672)    (60.58)  (155,411)    (57.69)
                                                                     --------    -------    -------    -------
                         Net property and equipment                   137,619      52.87    138,085      51.25

               Other assets                                             2,339        .90      2,385        .89
                                                                     --------    -------    -------    -------
               Total assets                                         $ 260,288     100.00    296,412     100.00
                                                                     ========    =======    =======    =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
               Current liabilities:
                 Notes payable                                      $  30,000      11.53     30,000      11.14
                 Current portion of obligations under capital             665        .26        665        .25
                   leases
                 Current portion of long-term debt                      3,760       1.44      3,760       1.40
                 Current portion of guaranteed ESOP debt                2,000        .77      2,000        .74
                 Current portion of restructure obligation              6,364       2.44      6,364       2.36
                 Accounts payable                                      37,536      14.42     45,063      16.73
                 Accrued  expenses                                     20,133       7.73     18,170       6.73
                                                                     --------    -------    -------    -------
                        Total current liabilities                     100,458      38.59    106,022      39.35
               Obligations under capital leases, excluding current     10,988       4.22     11,147       4.14
                 portion
               Long-term debt, excluding current portion               13,659       5.25     14,598       5.42
               Restructure obligation, excluding current portion       18,057       6.94     19,219       7.13
               Deferred income taxes                                    5,847       2.25      5,464       2.03
               Other liabilities                                        2,756       1.06      2,920       1.08
                                                                     --------    -------    -------    -------
                         Total liabilities                            151,765      58.31    159,370      59.15

               Stockholders' equity:
                 Junior participating preferred stock of no par
                   value- authorized 5,000,000 shares; no shares
                   issued                                                   -          -          -          -
                 Common stock of $.01 par value - authorized
                   25,000,000 shares; issued 7,108,781 shares              71        .03         71        .03
                 Additional paid-in capital                            19,603       7.53     19,603       7.28
                 Retained earnings                                     91,098      35.00     92,637      34.38
                                                                     --------    -------    -------    -------
                                                                      110,772      42.56    112,311      41.69
                 Less:  Guaranteed ESOP debt                           (2,000)      (.77)    (2,000)      (.74)
                           Unamortized restricted stock awards           (249)      (.10)      (269)      (.10)
                                                                     --------    -------    -------    -------
                         Total stockholders' equity                   108,523      41.69    110,042      40.85

               Total liabilities and stockholders' equity           $ 260,288     100.00    269,412     100.00
                                                                     ========    =======    =======    =======


               See accompanying notes to condensed financial statements.


               *   Condensed from Balance Sheet included in the 1995
                   Annual Report.

                        DELCHAMPS, INC. AND SUBSIDIARY
    Condensed Statements of Earnings - (In thousands except per share amounts)
                                 (Unaudited)


                                                                         Thirteen Weeks Ended
                                                             ------------------------------------------
                                                               September 30, 1995     October 1, 1994
                                                             ---------------------   ------------------
                                                               Amount    % Sales     Amount    % Sales
                                                             ---------   --------    -------   --------
               Sales                                        $  284,689     100.00    266,205     100.00

               Cost of sales                                   220,219      77.35    200,403      75.28
                                                             ---------   --------    -------   --------
               Gross profit                                     64,470      22.65     65,802      24.72

               Selling, general and
               administrative expenses                          63,810      22.41     62,454      23.46
                                                             ---------   --------    -------   --------
               Operating income                                    660        .24      3,348       1.26

               Interest expense, net                             1,784        .63      1,119        .43
                                                             ---------   --------    -------   --------

               (Loss) earnings before income taxes              (1,124)      (.39)     2,229        .83

               Income tax (benefit) expense                       (368)      (.12)       754        .28
                                                             ---------   --------    -------   --------
               Net (loss) earnings                          $     (756)      (.27)     1,475        .55
                                                             =========   ========    =======   ========
               Net (loss) earnings per common share         $     (.11)                  .21
                                                             =========               =======

               Weighted average number of
                 common shares                                   7,109                 7,114
                                                             =========               =======
               Dividends declared per common share          $      .11                   .11
                                                             =========               =======

               See accompanying notes to condensed financial statements.

                       DELCHAMPS, INC. AND SUBSIDIARY
            Condensed Statements of Cash Flows - (In thousands)
              Increase (Decrease) In Cash and Cash Equivalents
                               (Unaudited)


                                                                       Thirteen Weeks Ended
                                                                       --------------------
                                                                        9/30/95    10/01/94
                                                                       --------    --------
               Cash flows from operating activities:
                 Net (loss) earnings                                  $    (756)     1,475

               Adjustments to reconcile net (loss) earnings to net
               cash provided  by  operating activities:
                 Depreciation and amortization                            5,189      4,827
                 Loss reserve on closed stores                             (164)       (28)
                 Restricted stock award compensation expense                 20         56
                 Restructure obligation                                  (1,162)         -
                 Decrease (increase) in merchandise inventories           2,069        (38)
                 Decrease in accounts payable and accrued expenses       (5,563)    (1,862)
                 Decrease in income taxes receivable, net                   951      1,969
                 Other, net                                              (2,656)    (1,872)
                                                                       --------    --------
               Net cash flows (used in) provided by operating            (2,072)     4,527
               activities

               Cash flows from investing activities:
                 Additions to property and equipment                     (4,569)   (11,319)
                 Proceeds from sale of property and equipment               103        180
                                                                       --------    --------
               Net cash used in investing activities                     (4,466)   (11,139)
               Cash flows from financing activities:
                 Proceeds from notes payable                                         8,030
                 Principal payments on obligations under capital           (159)      (459)
                   leases
                 Principal payments on long-term debt                      (940)      (941)
                 Dividends paid                                            (782)      (782)
                                                                       --------    --------
               Net cash  (used in ) provided by financing                (1,881)     5,848
                 activities

               Net decrease in cash and cash equivalents                 (8,419)      (764)

               Beginning of period cash and cash equivalents             15,906     15,378
                                                                       --------    --------
               End of period cash and cash equivalents                $   7,487     14,614
                                                                       ========    ========
               Supplemental Disclosures of Cash Flow Information:
               -------------------------------------------------
               Cash paid for:
                 Interest expenses                                    $   1,880      1,195
                                                                       ========    ========
                 Income taxes                                         $       -          6
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

               In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1995 Annual Report.

               The balance sheet at July 1, 1995 has been taken from the audited financial statements at that date.

              Management's Discussion And Analysis Of Financial
                    Condition And Results Of Operations


          RESULTS OF OPERATIONS

          Sales:
          -----

               Sales increased 6.94% for the thirteen-week period compared with the corresponding period last year. Sales of stores open during both the current and prior year periods ("same store sales") increased 7.02%. This increase in same store sales reflects the second consecutive quarter in which positive same store sales were reported. The improved same store sales resulted primarily from positive customer response to the Company's "Strategy 2000" program implemented in March, 1995. The "Strategy 2000" program included retail price reductions on thousands of items, an increase in the amount in which coupons are doubled (from $.49 to $.50), and a new advertising campaign to promote these changes.
               At September 30, 1995, the Company operated 116 supermarkets and ten liquor stores compared with 120 supermarkets and twelve liquor stores at October 1, 1994. During the thirteen-week period, the Company closed two under performing supermarkets, closed two liquor stores, and renovated fifteen supermarkets.


          Gross Profit:
          ------------

               Gross profit as a percentage of sales decreased from 24.72% to 22.65% for the current thirteen-week period. The decrease was primarily the result of retail price reductions on thousands of items as part of the "Strategy 2000" program noted above.


          Selling, General and Administrative Expenses ("SG & A"):
          -------------------------------------------------------

               Selling, general and administrative expenses as a percentage of sales decreased from 23.46% to 22.41% for the current thirteen-week period. The decrease resulted from higher sales in the current thirteen-week period as noted above. SG and A dollars increased by $1.36 million over last year's quarter since stores wages increased $.23 million on increased sales, advertising increased $.44 million primarily because of the promotion of the "Strategy 2000" campaign, store depreciation expense increased $.37 million due to equipment additions from new stores and remodeled stores, and legal expenses increased $.15 million primarily for costs related to union matters.


          Interest Expense, Net
          ---------------------

               Interest expense, net increased by $.67 million over last year's quarter because of interest expense related to restructuring charges and increased interest rates on the Company's short-term indebtedness.

              Management's Discussion And Analysis Of Financial
                    Condition And Results Of Operations


          Income Taxes:
          ------------

               The effective rate for the income tax benefit was 32.74% in the current quarter compared to an effective rate of 33.82% for income tax expense in last year's quarter. The income tax benefit in the current quarter was a result of the loss in earnings before taxes.


          LIQUIDITY AND CAPITAL RESOURCES

               The Company leases its store locations, but makes substantial expenditures to equip new and expanded supermarkets. In addition, the Company makes substantial expenditures for distribution facilities and equipment. The Company plans to finance its capital expenditures with funds provided by operations. However, if an insufficient amount of funds are generated, the Company may draw on a short-term revolving loan. The Company may borrow up to $75 million under the revolving loan of which $40 million is available for future use. The revolving loan expires in June, 1998.
               Working capital decreased from $22,920,000 at July 1, 1995 to $19,872,000 as of September 30, 1995. Additions to property and equipment were $4,569,000 during the same period and consisted primarily of purchases of store equipment.

          PART II.   OTHER INFORMATION

          Item  4.   Submission of Matters to a Vote of Security Holders.

               The Company held its annual meeting of shareholders on October 24, 1995. At the meeting, James M. Cain, William W. Crawford, and Richard W. La Trace were elected as directors for three-yearterms expiring at the 1998 annual meeting, and Timothy E. Kullman was elected as director for a termexpiring at the 1996 annual meeting. Other board members continuing to serve are Carl F. Bailey andJohn A. Caddell whose terms expire at the 1996 annual meeting, and J. Thomas Arendall, Jr.,
          E. E. Bishop, and David W. Morrow whose terms expire at the 1997 annual meeting.
               The shareholders also ratified the appointment of KPMG Peat Marwick LLP as the Company'sindependent auditors for the fiscal year ending June 29, 1996.


          A summary of voting results follows (in thousands):


                                      For        Against/Abstain   Total Votes
                                   -----------   ---------------   ------------
                                   Amount    %    Amount     %     Amount   %
                                   ------  ---   --------  -----   ------  ----
            Directors:
            James M. Cain         4,688   92.2      398    7.8    5,086   100.0
            William W. Crawford   4,729   93.0      357    7.0    5,086   100.0
            Richard W. La Trace   4,725   92.9      361    7.1    5,086   100.0
            Timothy E. Kullman    4,750   93.4      336    6.6    5,086   100.0

            Appointment of KPMG
            Peat Marwick LLP      5,056   98.5       79    1.5    5,135   100.0






          Item  6.   Exhibits and Reports on Form 8-K.

                     Reports on Form 8-K:



          There were no reports on Form 8-K filed during the thirteen-weeks ended September 30, 1995.

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

                                               Delchamps, Inc.
                                               ----------------
                                               Registrant


          Date:  November 10, 1995             /s/David W. Morrow
                                               -----------------------------
                                               David W. Morrow, Chairman of
                                               the Board and Chief Executive
                                               Officer


          Date:  November 10, 1995             /s/Richard W. La Trace
                                               ------------------------------
                                               Richard W. La Trace, President



          Date:  November 10, 1995             /s/ Timothy E. Kullman
                                               -------------------------------
                                               Timothy E. Kullman, Senior Vice
                                               President and Chief Financial
                                               Officer, Treasurer and
                                               Secretary