Form 10-Q
period 1995-12-30
DELCHAMPS INC
filed 1996-02-15
CIK 729970

Securities And Exchange Commission

                                        Washington, D.C.  20549



                                               FORM 10-Q

                           Quarterly Report Under Section 13 or 15(d) of the
                                    Securities Exchange Act of 1934


                For the 13-Week Period Ended December 30, 1995

                Commission File Number 0-12923


                                            Delchamps, Inc.
                               -----------------------------------------
                                      (Exact name of registrant as
                                       specified in its charter)

                                   Alabama                                  63-0245434
                ------------------------------------------             -------------------
                (State or other jurisdiction of                       (I.R.S. employer
                incorporation or organization)                        identification number)

                305 Delchamps Drive, Mobile, AL                             36602
                ------------------------------------------             -------------------
                (Address of principal executive                             (Zip code)
                offices)

                             (334) 433-0431
                ------------------------------------------
                (Registrant's telephone number,
                including area code)


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

                     Indicate the number of shares outstanding of each of the
                issuer's classes of common stock as of the latest practicable date. 7,110,366 shares at February 5, 1996.

                                     DELCHAMPS, INC. AND SUBSIDIARY

                                                 Index

                                                                     Page No.
                                                                    ----------

                Part 1.  Financial Information

                     Item 1.  Financial Statements

                          Condensed Balance Sheets -
                               December 30, 1995 and July 1, 1995

                          Condensed Statements of Earnings -
                               Thirteen Weeks Ended December 30, 1995
                               and December 31, 1994
                               Twenty-six Weeks Ended December 30, 1995
                               and December 31, 1994

                          Condensed Statements of Cash Flows -
                               Thirteen Weeks Ended December 30, 1995
                               and December 31, 1994
                               Twenty-six Weeks Ended December 30, 1995
                               and December 31, 1994

                          Notes to Condensed Financial Statements

                     Item 2.  Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations


                Part II.  Other Information

                     Item 1.  Legal Proceedings

                     Item 5.  Other Information

                     Item 6.  Exhibits and Reports on Form 8-K

                     Signatures

Part I.  Financial Information

               DELCHAMPS, INC. AND SUBSIDIARY
          Condensed Balance Sheets - (In thousands)
                        (Unaudited)

                                                  December 30, 1995       July 1, 1995*
                                                  _________________     _________________
                                                  Amount   % Assets     Amount   % Assets
                                                  ______   ________     ______   ________
ASSETS
______
Current assets:
  Cash and cash equivalents                        7,669      2.92      15,906      5.90

Trade accounts receivable                         11,041      4.20       9,214      3.42
Merchandise inventories                           94,749     36.06      93,808     34.82
Prepaid expenses                                   2,154       .82       1,420       .53
Income taxes receivable                            5,877      2.24       6,549      2.43
                                                 _______   _______     _______   _______
Deferred income taxes                              2,045       .78       2,045       .76
      Total current assets                       123,535     47.02     128,942     47.86


Property and equipment:
Land                                              15,193      5.78      13,312      4.94
Buildings and improvements                        57,016     21.70      56,632     21.02
Fixtures and equipment                           220,844     84.06     220,903     81.99
Construction in progress                           5,100      1.94       2,649       .99
                                                 _______   _______     _______   _______
                                                 298,153    113.48     293,496    108.94


Less accumulated depreciation
  and amortization                              -161,281    -61.38    -155,411    -57.69
                                                 _______   _______     _______   _______

      Net property and equipment                 136,872     52.10     138,085     51.25

Other assets                                       2,338       .88       2,385       .89
Total assets                                     262,745    100.00     269,412    100.00
                                                 =======   =======     =======   =======


LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Current liabilites:
  Notes payable                                   32,000     12.18      30,000     11.14



Current portion of obligations under
  capital leases                                     665       .25         665       .25
Current portion of long-term debt                  3,760      1.43       3,760      1.40
Current portion of guaranteed ESOP debt            2,000       .76       2,000       .74
Current portion of restructure obligation          6,364      2.42       6,364      2.36
Accounts payable                                  40,791     15.53      45,063     16.73
Accrued expenses                                  19,919      7.58      18,170      6.73
                                                 _______   _______     _______   _______
      Total current liabilities                  105,499     40.15     106,022     39.35

Obligations under capital leases,
  excluding current portion                       10,824      4.12      11,147      4.14
Long-term debt, excluding current portion         12,719      4.84      14,598      5.42
Restructure obligation, excluding
  current portion                                 15,897      6.06      19,219      7.13
Deferred income taxes                              6,602      2.51       5,464      2.03
Other liabilities                                  2,664      1.01       2,920      1.08
                                                 _______   _______     _______   _______
      Total liabilities                          154,205     58.69     159,370     59.15

Stockholders' equity:
  Junior participating preferred stock of
    no par value-authorized 5,000,000 shares;
    no shares issued
  Common stock of $.01 par value - authorized
     25,000,000 shares; issued 7,110,366 shares
     at December 30, 1995, and 7,108,781 shares
     at July 1, 1995                                  71       .03          71       .03
  Additional paid-in capital                      19,546      7.44      19,603      7.28
  Retained earnings                               91,125     34.68      92,637     34.38
                                                 _______   _______     _______   _______
                                                 110,742     42.15     112,311     41.69
Less:  Guaranteed ESOP debt                       -2,000      -.76      -2,000      -.74
       Unamortized restricted stock awards          -202      -.08        -269      -.10
                                                 _______   _______     _______   _______
      Total stockholders' equity                 108,540     41.31     110,042     40.85

      Total liabilities and stockholders'
        equity                                   262,745    100.00     269,412    100.00
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


*  Condensed from Balance Sheet included in the 1995 Annual Report.

                                           DELCHAMPS, INC. AND SUBSIDIARY
                                          Condensed Statements of Earnings -
                                       (In thousands except per share amounts)
                                                     (Unaudited)


                                            Thirteen Weeks Ended                    Twenty-six Weeks End
                                            ____________________                    ____________________
                                  December 30, 1995   December 31, 1994   December 30, 1995   December 31, 1994
                                 __________________   _________________   _________________   _________________
                                  Amount   % Sales    Amount   % Sales    Amount   % Sales    Amount   % Sales
                                 _______   _______   _______   _______   _______   ________  _______   ________
Sales                            277,053    100.00   260,452    100.00   561,742    100.00   526,657    100.00

Cost of sales                    212,138     76.57   195,540     75.08   432,357     76.96   395,943     75.18
                                 _______    ______   _______    ______   _______    ______   _______    ______

Gross Profit                      64,915     23.43    64,912     24.92   129,385     23.04   130,714     24.82

Selling, general and
administrative expenses           61,785     22.30    63,421     24.35   125,595     22.36   125,875     23.90
                                 _______    ______   _______    ______   _______    ______   _______    ______

Operating income                   3,130      1.13     1,491       .57     3,790       .68     4,839       .92

Interest expense, net              1,840       .66     1,289       .49     3,624       .65     2,408       .46
                                 _______    ______   _______    ______   _______    ______   _______    ______

Earnings before income taxes       1,290       .47       202       .08       166       .03     2,431       .46

Income taxes                         482       .18        34       .02       114       .02       788       .15
                                 _______    ______   _______    ______   _______    ______   _______    ______

Net earnings                         808       .29       168       .06        52       .01     1,643       .31
                                 =======    ======   =======    ======   =======    ======   =======    ======

Net earnings per common share        .11                 .02                 .01                 .23
                                 =======             =======             =======             =======


Weighted average number of
common shares                      7,109               7,114               7,109               7,114
                                 =======             =======             =======             =======

Dividends declared per
common share                         .11                 .11                 .22                 .22
                                 =======             =======             =======             =======



See accompanying notes to condensed financial statements.

          DELCHAMPS, INC. AND SUBSIDIARY
Condensed Statements of Cash Flows - (In thousands)
   Increase (Decrease) In Cash and Cash Equivalents
                   (Unaudited)


                                                          Thirteen Weeks Ended     Twenty-six Weeks Ended
                                                          ____________________     ______________________
                                                           12/30/95  12/31/94        12/30/95  12/31/94
                                                          _________  ________      __________  ________
Cash flows from operating activites:
  Net earnings                                                 808       168              52     1,643


Adjustments to reconcile net earnigns to net
cash provided by operating activites:
  Depreciation and amortization                              5,590     4,896          10,523     9,722
  Loss reserve on closed stores                                -92       -30            -256       -58
  Restricted stock award compensation expense                   47        56              67       112
  Restructure obligation                                    -2,160         -           3,322         -
  (Increase) decrease in merchandise inventories            -3,010     5,093            -941     5,055
  Increase (decrease) in accounts payable and accrued
    expenses                                                 3,041    -6,671          -2,522    -8,533
  (Increase) decrease in income taxes receivable, net         -279    -2,046             672       -77
  Other, net                                                   352       678          -2,048    -1,193
                                                           _______   _______         _______   _______

Net cash flows provided by operating activities              4,297     2,144           2,225     6,671


Cash flows from investing activities:
  Additions to property and equipment                       -5,755   -11,749         -10,324   -23,068
  Proceeds from sale of property and equipment               1,526        41           1,629       221
                                                           _______   _______         _______   _______

Net cash used in investing activities                       -4,229   -11,708          -8,695   -22,847

Cash flows from financing activities:
  Proceeds from notes payable                                2,000       370           2,000     8,400
  Principal payments on obligations under capital leases      -164      -474            -323      -933
  Principal payments on long-term debt                        -940      -939          -1,880    -1,880
  Dividends paid                                              -782      -782          -1,564    -1,564
                                                           _______   _______         _______   _______

Net cash provided by (used in) financing activities            114    -1,825          -1,767     4,023

Net increase (decrease) in cash and cash equivalents           182   -11,389          -8,237   -12,153

Beginning of period cash and cash equivalents                7,487    14,614          15,906    15,378
                                                           _______   _______         _______   _______

End of period cash and cash equivalents                      7,669     3,225           7,669     3,225
                                                           =======   =======         =======   =======

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest expenses                                          1,872     1,410           3,752     2,554
                                                           =======   =======         =======   =======
  Income taxes                                                  44     1,361              44     1,367
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

                In the opinion of management, the
          accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1995Annual
          Report.

                The balance sheet at July 1, 1995 has
          been taken from the audited financial
          statements at that date.



          Management's Discussion And Analysis
                      Of Financial
          Condition And Results Of Operations


          RESULTS OF OPERATIONS

          Sales:

                Sales increased 6.37% for the thirteen-
          week period and 6.66% for the twenty-six week period, compared with corresponding periods last year. Sales for stores open during the current and prior year periods increased 7.00% for the thirteen-week period and 6.90% for the twenty-six week period.

                The increase in sales for both periods
          was primarily the result of positive customer response to the Company's "Strategy 2000" program which was implemented in April, 1995.
          This program included reduced retail prices on thousands of items, an increase in the amount of which coupons are doubled (from $.49 to $.50), and a new advertising campaign to promote these changes.

                At December 30, 1995, the Company
          operated 117 supermarkets and ten liquor stores compared with 122 supermarkets and twelve liquor stores at December 31, 1994.
          During the twenty-six week period, the Company opened one supermarket, opened one liquor store, renovated forty-two supermarkets, closed two supermarkets, and closed three liquor stores.

          Gross Profit:

                Gross profit as a percentage of sales
          decreased from 24.92% to 23.43% for the
          thirteen-week period and decreased from 24.82% to 23.04% for the twenty-six week period. The decreases for both periods were the result of reduced retail prices related to the "Strategy
          2000" program noted above.

          Selling, General and Administration Expenses:

                Selling, general and administrative ("S
          G & A") expenses decreased $1.64 million and $.28 million for the thirteen and twenty-six week periods, respectively. The decreases for both periods were due to reductions in store wages (which resulted from improved labor scheduling) and reductions in store supply costs (which resulted from new training programs). The thirteen week period also included a reduction in advertising costs
          (which resulted from reduced electronic media advertising.)

                S G & A as a percentage of sales
          decreased from 24.35% to 22.30% for the
          thirteen-week period and decreased from 23.90% to 22.36% for the twenty-six week period. The decreases for both periods were the result of higher sales in the current periods combined with reduced expenses as noted above.

          Interest Expense, Net:

                Interest expense, net increased by $.55
          million in the thirteen week period and by $1.22 million in the twenty-six week period.
          The increases for both periods result from interest expense related to restructuring charges (which the Company did not incur during last year's periods) and from increased levels of short-term indebtedness.

          Income Taxes:

                The effective rate for income taxes
          increased from 16.83% to 37.36% for the
          thirteen-week period and increased from 32.41% to 68.67% for the twenty-six week period. The effective rates increased in both periods because the targeted jobs tax credit expired and was not available during the current periods. The high effective rate for the current twenty-six week period was further impacted by the low level of pretax earnings combined with normal recurring non tax-deductible expenses.

          Management's Discussion And Analysis
                      Of Financial
          Condition And Results Of Operations

          LIQUIDITY AND CAPITAL RESOURCES

                Cash flows generated by operating
          activities were $4.297 million for the
          thirteen week period and $2.225 million for the twenty-six week period. Last year's corresponding amounts were $2.144 million and $6.671 million for the thirteen and twenty-six week periods, respectively. Historically, the
          Company has funded working capital
          requirements, capital requirements, and other cash requirements primarily through cash flows from operations. However, if an insufficient amount of cash flows are generated, the Company may draw on a short-term revolving loan. The Company may borrow up to $75 million under the revolving loan of which $43 million is available for future use. The revolving loan expires June, 1998.

                Cash used in investing activities was
          $4.229 million and $8.695 million for the current thirteen and twenty-six week periods, respectively. Corresponding amounts from last year's periods were $11.708 million and $22.847 million for the thirteen and twenty-six week periods, respectively. The decrease in investing activities was because last year's periods included the purchase of seven supermarkets (with equipment) from the Kroger
          Co.  The Company's investing activities
          include purchases of store equipment,
          distribution center equipment, and investments in new technology. Historically, store buildings are leased and are not included in investing activities.

                Cash provided by (used in) financing
          activities was $.114 million and ($1.767) million for the current thirteen and twenty-six week periods, respectively. Corresponding amounts from last year's periods were ($1.825) million and $4.023 million, respectively. The increase in cash provided in the thirteen week period was because of increased borrowing (as compared to last year) under the Company's revolving loan. The reduction in cash provided in the twenty-six week period was because of less borrowing (as compared to last year) under the Company's short-term borrowing facilities. At the end of the quarter ended
          December 30, 1995, the Company was in
          compliance with all financial covenants under the revolving loan agreement and its note payable agreement.

          PART II.   OTHER INFORMATION

          Item 1.     Legal Proceedings


                On August 10, 1995, a complaint was
          filed in the United States District Court for the Southern District of Alabama styled Amanda
          Williams and Kenneth O. McLaughlin, on Behalf of Themselves and all Other Similarly Situated
          v. Delchamps, Inc. The class action complaint alleges racially discriminatory practices in hiring and promoting. The relief sought includes compensatory damages, punitive damages and reinstatement of employment.

                On January 24, 1996, a complaint was
          filed in the United States District Court for the Southern district of Alabama styled Tracie
          Kennedy v. Delchamps, Inc. The class action complaint alleges gender and race discriminatory practices in hiring, promoting, compensation, termination, and other conditions of employment. The relief sought includes compensatory damages, punitive damages, reinstatement of employment with promotions and pay raises, and legal and other costs.

                The Company is also involved in various
          claims, administrative proceedings and other legal proceedings and other legal proceedings which arise from time to time in connection with the ordinary conduct of the Company's business.

          Item  5.   Other Information

                On December 15, 1995, the Company entered into an Employment Agreement with David W. Morrow,
          Chairman of the Board and Chief Executive Officer.

                This agreement has been encluded in as an exhibit.

          Item  6.   Exhibits and Reports on Form 8-K

                Reports on Form 8-K


                There were no reports on Form 8-K filed
          during the 13-weeks ended December 30, 1995.


                            SIGNATURES


                Pursuant to the requirements of the
          Securities Exchange Act of 1934, the
          registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Delchamps, Inc.
                                              _____________
                                              Registrant

          Date: February 13, 1996             /s/David W. Morrow
                                              _____________________
                                              David W. Morrow, Chairman
                                              of the Board and
                                              Chief Executive Officer


          Date: February 13, 1996             /s/Richard W. La Trace
                                              ______________________
                                              Richard W. La Trace, President


          Date:  February 13, 1996            /s/Timothy E. Kullman
                                              _____________________
                                              Timothy E. Kullman,
                                              Senior Vice President,
                                              Chief Financial Officer,
                                              Treasurer and Secretary

                                EMPLOYMENT AGREEMENT


  THIS AGREEMENT (the "Agreement") dated as of December 13, 1995 is by and between Delchamps, Inc. (the "Company"), and David W. Morrow
("Mr. Morrow").  The parties hereto agree as follows:

  1.    Employment, Capacity and Duties.

        (a) The Company hereby employs Mr. Morrow, and Mr. Morrow agrees to be employed by the Company, upon the terms and conditions provided herein. During the Employment Term (as defined in paragraph 2 below) Mr. Morrow shall be employed as Chairman of the Board and Chief Executive Officer of the Company. In such capacities, Mr. Morrow's primary duties and responsibilities shall be those set forth in the Company's by-laws, those assigned from time to time by the Company's Board of Directors (the "Board") and those customarily associated with such positions.

        (b) In performing his duties as Chief Executive Officer of the Company, Mr. Morrow shall devote his full time, attention, energies and business efforts to the Company; provided, however, this Section 1(b) shall not prohibit Mr. Morrow from (i) being a passive investor in such form or manner as shall not conflict with his obligations under this Agreement or (ii) serving as a director or trustee of any civic, cultural, charitable or religious organization or group, or of any business organization that does not compete with the Company, including any supermarket operator that does not operate in the same geographic area as the Company, provided that such service does not unduly interfere with his duties under this Agreement.

  2.    Employment Term.    Mr. Morrow's employment under this Agreement
shall commence on January 1, 1996 and shall end at the close of business on December 31, 1996 (the "Employment Term"). This Agreement may be terminated earlier as provided in Section 5 of this Agreement.

  3.    Compensation and Other Benefits.

        (a) For all services to be rendered by Mr. Morrow to the Company in any capacity under this Agreement, the Company shall pay Mr. Morrow the compensation and benefits described below:

              (i) For the period from January 1, 1996 through June 30, 1996, the Company shall pay Mr. Morrow a salary of $10,000 per week. For the period from July 1, 1996 through December 31, 1996, the Company shall pay Mr. Morrow a weekly amount equal to the quotient of $400,000 divided by 52 weeks, or $7,692.31.

              (ii) Mr. Morrow shall be eligible to receive a cash bonus for the Company's fiscal year ending June 29, 1997 under the Company's annual incentive award program.

              (iii) The Company shall provide Mr. Morrow with benefits under the Company's vacation policy, longevity bonus plan, dental and medical benefits programs, group term life insurance, ESOP, incentive compensation plan, Profit Sharing Plan and any accident or disability plan on the same basis and subject to the same eligibility and other requirements and limitations as may be applicable to other employees of the Company.

              (iv) Pursuant to the Company's 1993 Stock Incentive Plan (the "Plan"), the Compensation Committee of the Board of Directors has granted Mr. Morrow an option to purchase 100,000 shares of the Company's common stock at an exercise price of $18.875, the closing price of the stock on December 13, 1995, the date of the grant of the option, at any time up to and including December 13, 2000, which is five years after the date of the grant.

              (v) Mr. Morrow shall have the use of an automobile at the Company's expense.

        (b) During the Employment Term, Mr. Morrow shall not be entitled to receive directors' fees or to participate in the Company's Director Compensation Plan.

        (c) Payment to Mr. Morrow of all compensation hereunder shall be at such times and in accordance with such payroll practices as are followed by the Company for its other executive employees.

        (d) Mr. Morrow agrees that the Company has the right to withhold, from the amounts payable under Section 3 of this Agreement, all amounts required to be withheld under applicable income and/or employment tax laws, or as otherwise stated in documents granting rights that are affected by this Agreement.

        (e) To the extent permitted by applicable law, the Company shall take all reasonable steps to ensure that Mr. Morrow is not, by reason of a sale of the Company, deprived of the economic value (including any value attributable to the sale transaction) of (i) any options to acquire Common Stock of the Company or (ii) any Common Stock of the Company beneficially owned by Mr. Morrow.

  4.    Reimbursement for Expenses.    Mr. Morrow shall be entitled to
reimbursement for reasonable expenses incurred by him in connection with his maintaining a temporary residence in Mobile, Alabama and for ordinary and necessary business expenses incurred by him from time to time on behalf of the Company in the performance of his duties hereunder. In addition, the Company will reimburse Mr. Morrow for the reasonable costs of travel between Mobile, Alabama and San Juan, Puerto Rico and Gooding, Idaho (his principal residences) incurred by him and his wife. However, Mr. Morrow shall not be entitled to reimbursement for any expense unless he has properly accounted for it to the extent necessary to substantiate the Company's federal income tax deduction for such expense.


  5.    Termination.

        (a) This Agreement shall terminate upon the expiration of the expiration of the Employment Term or upon Mr. Morrow's death.

        (b) Additionally, the Company may terminate this Agreement immediately upon the occurrence of any of the following:

              (i)           In the good faith opinion of the Board,
  Mr. Morrow has engaged in improper or unethical conduct that would seriously impair Mr. Morrow's ability to perform his duties hereunder or would impair the business reputation of the Company;

              (ii)           In the good faith opinion of the Board,
  Mr. Morrow has committed an act, or omitted to take action, in bad faith and to the material detriment of the Company; or

              (iii) Mr. Morrow has committed any material breach of any of the provisions of this Agreement, if such breach is not cured within ten days after written notice thereof to Mr. Morrow by the Company.

  6.    Effect of Termination or Removal from Office.    If this Agreement
is terminated for any of the reasons set forth in Section 5 of this Agreement, then the Company shall have no further obligations to Mr. Morrow under this
Agreement.   Mr. Morrow acknowledges that he holds his office as Chairman of the Board and Chief Executive Officer at the pleasure of the Board. If he is removed from office by the Board prior to the expiration of the Employment Term, other than pursuant to Section 5, then the only obligation that the Company shall have to him shall be to pay to him the salary described in paragraph 3(a)(i) of this Agreement until the termination of this Agreement on December 31, 1996.

  7.    Representations and Warranties of Mr. Morrow.    Mr. Morrow
represents and warrants to the Company that he is under no contractual or other restriction or obligation compliance with which is inconsistent with the execution of this Agreement or the performance of his obligations hereunder.

  8.    Notice.   All notices hereunder must be in writing and shall be deemed to have been duly given upon receipt of hand delivery, delivery by overnight carrier, delivery by certified or registered mail, return receipt requested, or telecopy transmission with confirmation of receipt:








        (a)   If to the Company, to:

                        Delchamps, Inc.
                        305 Delchamps Drive
                        P. O. Box 1668
                        Mobile, AL  36633-1668
                        Attention:  Timothy E. Kullman

        (b)   If to Mr. Morrow, to:

                        David W. Morrow





  9.    Further Assurances.    The Company and Mr. Morrow agree to execute
any additional documents or take such other actions as are necessary and proper to effectuate the terms of this Agreement.

  10.   Binding Effect.   This Agreement shall be binding upon and inure to
the benefit of the parties hereto and their respective heirs, successors, personal representatives and assigns.

  11.   Entire Agreement.   This Agreement represents the entire agreement
between the parties hereto concerning the subject matter hereof.

  12.   Governing Law.   This Agreement shall be construed in accordance with
and governed by the laws of the State of Alabama.

  IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first written above.

                                DELCHAMPS, INC.


                                By:   __________________________________
                                             William W. Crawford
                                        Chairman, Compensation Committee
                                         of the Board of the Directors



                                      __________________________________
                                              David W. Morrow