Form 10-Q
period 1995-03-30
DELCHAMPS INC
filed 1996-05-14
CIK 729970

Securities And Exchange Commission

                           Washington, D.C.  20549



                                  FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the 13-Week Period Ended March 30, 1996

Commission File Number 0-12923


                               Delchamps, Inc.
                 -----------------------------------------
                       (Exact name of registrant as
                         specified in its charter)


           Alabama                                   63-0245434
- -------------------------------                -------------------------
(State or other jurisdiction of                    (I.R.S. employer
incorporation or organization)                  identification number)

305 Delchamps Drive, Mobile, AL                         36602
- -------------------------------                -------------------------
(Address of principal executive                       (Zip code)
offices)

       (334) 433-0431
- -------------------------------
(Registrant's telephone number,
including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x      No
    -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 7,111,950 shares at May 10, 1996.

                         DELCHAMPS, INC. AND SUBSIDIARY

                                    Index


                                                                      Page No.
                                                                      --------

                Part 1.  Financial Information

                     Item 1.  Financial Statements

                          Condensed Balance Sheets -
                              March 30, 1996 and July 1, 1995            1

                          Condensed Statements of Earnings -
                               Thirteen Weeks Ended March 30, 1996
                               and April 1, 1995                         2

                               Thirty-nine Weeks Ended March 30,
                               1996 and April 1, 1995                    2

                          Condensed Statements of Cash Flows -
                               Thirteen Weeks Ended March 30, 1996
                               and April 1, 1995                         3

                               Thirty-nine Weeks Ended March 30,
                               1996 and April 1, 1995                    3

                          Notes to Condensed Financial Statements        4

                     Item 2.  Management's Discussion and Analysis
                              of Financial Condition and Results of
                              Operations                                 5


                Part II.  Other Information

                     Item 1.  Legal Proceedings                          8

                     Item 2.  Changes in Securities                      8

                     Item 3.  Defaults upon Senior Securities            8

                     Item 4.  Submission of Matters to a Vote of
                              Security Holders                           8

                     Item 5.  Other Information                          8

                     Item 6.  Exhibits and Reports on Form 8-K           8

                     Signatures                                          9



Part I.   Financial Information

DELCHAMPS, INC. AND SUBSIDIARY
Condensed Balance Sheets - (In thousands)
(Unaudited)


                                             March 30, 1996          July 1, 1995*
                                           _________________       _________________
                                           Amount    %Assets       Amount    %Assets
                                           ______    _______       ______    _______
ASSETS
Current assets:
  Cash and cash equivalents             $   10,256      3.88        15,906      5.90
  Trade accounts receivable                 11,030      4.17         9,214      3.42
  Merchandise inventories                   99,971     37.80        93,808     34.82
  Prepaid expenses                           2,029      0.77         1,420      0.53
  Income taxes receivable                    2,252      0.85         6,549      2.43
  Deferred income taxes                      2,045      0.77         2,045      0.76
                                           _______   _______       _______   _______
          Total current assets             127,583     48.24       128,942     47.86

Property and equipment:
  Land                                      15,207      5.75        13,312      4.94
  Buildings and improvements                57,627     21.79        56,632     21.02
  Fixtures and equipment                   219,050     82.84       220,903     81.99
  Construction in progress                   5,540      2.09         2,649      0.99
                                           _______   _______       _______   _______
                                           297,424    112.47       293,496    108.94
  Less accumulated depreciation
      and amortization                    (162,736)   (61.54)     (155,411)   (57.69)
                                           _______   _______       _______   _______
          Net property and equipment       134,688     50.93       138,085     51.25

Other assets                                 2,187      0.83         2,385      0.89
                                           _______   _______       _______   _______
Total assets                            $  264,458    100.00       269,412    100.00
                                           =======   =======       =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                         $   30,000     11.34        30,000     11.14
  Current portion of obligations
      under capital leases                     665      0.25           665      0.25
  Current portion of long-term debt          3,760      1.42         3,760      1.40
  Current portion of guaranteed ESOP
    debt                                     2,000      0.76         2,000      0.74
  Current portion of restructure
    obligation                               6,364      2.41         6,364      2.36
  Accounts payable                          44,681     16.90        45,063     16.73
  Accrued expenses                          21,577      8.15        18,170      6.73
                                           _______   _______       _______   _______
         Total current liabilities         109,047     41.23       106,022     39.35

Obligations under capital leases,
     excluding current portion              10,656      4.03        11,147      4.14
Long-term debt, excluding current portion   11,780      4.45        14,598      5.42
Restructure obligation, excluding current   14,046      5.31        19,219      7.13
Deferred income taxes                        7,341      2.78         5,464      2.03
Other liabilities                            2,569      0.98         2,920      1.08
                                           _______   _______       _______   _______
          Total liabilities                155,439     58.78       159,370     59.15

Stockholders' equity:
  Junior participating preferred stock
     of no par value - authorized
     5,000,000 shares; no shares issued          -         -             -         -
  Common stock of $.01 par value -
     authorized 25,000,000 shares;
     issued 7,111,502 shares at
     March 30, 1996 and 7,108,781
     shares at July 1, 1995                     71      0.03            71      0.03
  Additional paid-in capital                19,639      7.43        19,603      7.28
  Retained earnings                         91,491     34.59        92,637     34.38
                                           _______   _______       _______   _______

                                           111,201     42.05       112,311     41.69
  Less:  Guaranteed ESOP debt               (2,000)    (0.76)       (2,000)    (0.74)
            Unamortized restricted
            stock awards                      (182)    (0.07)         (269)    (0.10)
                                           _______   _______       _______   _______
          Total stockholders' equity       109,019     41.22       110,042     40.85

Total liabilities and stockholders'
  equity                                $  264,458    100.00       269,412    100.00
                                           =======   =======       =======   =======


See accompanying notes to condensed financial statements.

*   Condensed from Balance Sheet included in the 1995 Annual Report.


DELCHAMPS, INC. AND SUBSIDIARY
Condensed Statements of Earnings - (In thousands except per share amounts)
(Unaudited)





                                      Thirteen Weeks Ended                    Thirty-nine Weeks Ended
                                 ___________________________________     ___________________________________
                                     03/30/96           04/01/95             03/30/96           04/01/95
                                 ________________   ________________     ________________   ________________
                                 Amount   % Sales   Amount   % Sales     Amount   % Sales   Amount   % Sales
                                 ______   _______   ______   _______     ______   _______   ______   _______

Sales                           $280,225   100.00   255,592   100.00     841,967   100.00   782,249   100.00

Cost of sales                    213,902    76.33   194,636    76.15     645,480    76.66   590,579    75.50
                                 _______  _______   _______  _______     _______  _______   _______  _______

Gross profit                      66,323    23.67    60,956    23.85     196,487    23.34   191,670    24.50

Selling, general and
     administrative expenses
     (S G & A):
   Other S G & A                  62,722    22.38    64,454    25.22     189,096    22.47   190,329    24.33
   Restructuring charge                              15,000     5.87                         15,000     1.92
                                 _______  _______   _______  _______     _______  _______   _______  _______

Total S G & A                     62,722    22.38    79,454    31.09     189,096    22.47   205,329    26.25
                                 _______  _______   _______  _______     _______  _______   _______  _______

Operating income (loss)            3,601     1.29   (18,498)   -7.24       7,391     0.87   (13,659)   -1.75

Interest expense, net              1,704     0.61     1,254     0.49       5,328     0.63     3,662     0.47
                                 _______  _______   _______  _______     _______  _______   _______  _______

Earnings (loss) before
  income tax                       1,897     0.68   (19,752)   -7.73       2,063     0.24   (17,321)   -2.22

Income tax expense (benefit)         750     0.27    (8,107)   -3.17         864     0.10    (7,319)   -0.94
                                 _______  _______   _______  _______     _______  _______   _______  _______

Net earnings (loss)             $  1,147     0.41   (11,645)   -4.56       1,199     0.14   (10,002)   -1.28
                                 =======  =======   =======  =======     =======  =======   =======  =======





Net earnings (loss) per
  common share                  $   0.16              -1.64                 0.17              -1.41
                                 =======            =======              =======            =======

Weighted average number of
   common shares                   7,110              7,114                7,110              7,114
                                 =======            =======              =======            =======

Dividends declared              $   0.11               0.11                 0.33               0.33
   per common share              =======            =======              =======            =======



See accompanying notes to condensed financial statements.


DELCHAMPS, INC. AND SUBSIDIARY
Condensed Statements of Cash Flows - (In thousands)
Increase (Decrease) In Cash and Cash Equivalents
(Unaudited)

                                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                              ____________________      _______________________
                                               3/30/96   4/1/95          3/30/96     4/1/95
                                               _______   ______          _______     ______

Cash flows from operating activities:
  Net earnings (loss)                       $   1,147   (11,645)          1,199    (10,002)

Adjustments to reconcile net earnings
     (loss) to net cash provided by
     operating activities:
  Depreciation and amortization                 5,610     4,888          16,910     14,610
  Loss (gain) on sale of property and
    equipment                                       6       335            (284)       298
  Loss reserve on closed stores                   (95)       10            (351)       (48)
  Restricted stock award compensation
    expense                                        20        90              87        202
  Restructure obligation                         (860)   14,679          (2,762)    14,677
  (Increase) decrease in merchandise
    inventories                                (5,222)      798          (6,163)     5,853
  Increase (decrease) in accounts
    payable and accrued exp                     5,548     3,652           3,026     (4,881)
  Decrease (increase) in income taxes
    receivable, net                             3,625    (3,089)          4,297     (3,166)
  Other, net                                      472    (4,551)         (2,353)    (5,744)
                                              _______    ______          ______     ______

Net cash flows provided by operating
  activities                                   10,251     5,167          13,606     11,799

Cash flows from investing activities:
  Additions to property and equipment          (3,784)   (9,337)        (14,108)   (32,405)
  Proceeds from sale of property and
    equipment                                       9        37             508        297
                                              _______    ______          ______     ______

Net cash used in investing activities          (3,775)   (9,300)        (13,600)   (32,108)

Cash flows from financing activities:
  (Payments on) proceeds from notes
    payable                                    (2,000)    7,610                     16,010
  Principal payments on obligations
    under capital leases                         (168)     (488)           (491)    (1,421)
  Principal payments on long-term debt           (939)     (941)         (2,819)    (2,821)
  Dividends paid                                 (782)     (782)         (2,346)    (2,346)
                                              _______    ______          ______     ______

Net cash (used in) provided by
  financing activities                         (3,889)    5,399          (5,656)     9,422

Net increase (decrease) in cash and
  cash equivalents                              2,587     1,266          (5,650)   (10,887)

Beginning of period cash and cash
  equivalents                                   7,669     3,225          15,906     15,378
                                              _______    ______          ______     ______

End of period cash and cash equivalents     $  10,256     4,491          10,256      4,491
                                              =======    ======          ======     ======
Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest expenses                         $   1,730     1,364           5,482      3,720
                                              =======    ======          ======     ======

  Income taxes                              $       7        70              51      1,437
                                              =======    ======          ======     ======



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

                  Management's Discussion And Analysis Of Financial
                          Condition and Results of Operations


      RESULTS OF OPERATIONS

      Sales:

            Sales increased 9.64% for the thirteen-week period and 7.63% for the thirty-nine week period, compared with corresponding periods last year. Sales for stores open during the current and prior year periods increased 10.17% for the thirteen-week period and 7.92% for the thirty-nine week period.
            The increase in sales for both periods was primarily the result of positive customer response to the Company's sales and merchandise program which was implemented in April, 1995. This program included reduced retail prices on thousands of items, an increase in the amount of which coupons are doubled (from $.49 to $.50), and a new advertising campaign to promote these changes.
            At March 30, 1996, the Company operated 117 supermarkets and ten liquor stores compared with 120 supermarkets and twelve liquor stores at April 1, 1995. During the thirty-nine week period, the Company opened one supermarket, opened one liquor store, renovated forty-two supermarkets, remodeled and expanded one supermarket, closed two supermarkets, and closed three liquor stores.

      Gross Profit:

            Gross profit as a percentage of sales decreased from 23.85% to 23.76% for the thirteen-week period and decreased from 24.50% to 23.34% for the thirty-nine week period. The decreases for both periods were the result of reduced retail prices related to the sales and merchandise program noted above.

      Selling, General and Administration Expenses:

            Selling, general and administrative ("S G & A") expenses decreased $16.73 million and $16.23 million for the thirteen and thirty-nine week periods, respectively. The thirteen and thirty-nine week periods for last year included a $15.00 million restructuring charge which was primarily related to closed stores that could not be subleased in whole or in part. Excluding the restructuring charge from last year's periods, S G & A decreased $1.73 million and $1.23 million for the thirteen and thirty-nine week periods, respectively. The decreases for both periods were due to reductions in store wages (which resulted from improved scheduling) and reductions in store supply costs (which resulted from new training programs).
            S G & A as a percentage of sales decreased from 31.09% to 22.38% for the thirteen week period and decreased from 26.25% to 22.47% for the
      thirty-nine week period.   Excluding the restructuring charge from last
      year's periods, S G & A decreased from 25.22% to 22.38% for the thirteen week period and decreased from 24.33% to 22.47% for the thirty-nine week period. The decreases for both periods were the result of higher sales in the current periods combined with reduced expenses as noted above.

                  Management's Discussion And Analysis Of Financial
                          Condition and Results of Operations





      Interest Expense, Net

            Interest expense, net increased by $.45 million in the thirteen week period and by $1.67 million in the thirty-nine week period. The increases for both periods result from interest expense related to restructuring charges (which the Company did not incur during last year's periods) and from increased levels of short-term indebtedness.

      Income Taxes:

            The effective rate for income taxes was 39.54% and 41.88% for the current thirteen and thirty-nine week periods, respectively. Last year's periods had pretax losses, and therefore had income tax benefits at effective rates of 41.04% and 42.26% for the thirteen and thirty-nine week periods, respectively. Last year's periods included tax savings from targeted jobs tax credits. The current year's periods did not include savings from targeted jobs tax credits since the credit expired.


      LIQUIDITY AND CAPITAL RESOURCES

            Cash flows generated by operating activities were $10.251 million for the thirteen week period and $13.606 million for the thirty-nine week period. Last year's corresponding amounts were $5.167 million and $11.799 million for the thirteen and thirty-nine week periods, respectively. Historically, the Company has funded working capital requirements, capital requirements, and other cash requirements primarily through cash flows from operations. However, if an insufficient amount of cash flows are generated, the Company may draw on a short-term revolving loan. The Company may borrow up to $75 million under the revolving loan of which $45 million is available for future use. The revolving loan expires June, 1998.
            Cash used in investing activities was $3.775 million and $13.600 million for the current thirteen and thirty-nine week periods, respectively. Corresponding amounts from last year's periods were $9.300 million and $32.108 million for the thirteen and thirty-nine week periods, respectively. The decrease in investing activities was because of reductions in purchases of equipment for new supermarkets, reductions in purchases of equipment for expanded supermarkets, and reductions in purchases of equipment for the Company's distribution facility. In addition, last year's thirty-nine week period included the purchase of seven supermarkets (with equipment) from the Kroger Co. The Company's investing activities include purchases of store equipment, distribution center equipment, and investments in new technology. Historically, store buildings are leased and are not included in investing activities.
            Cash (used in) provided by financing activities was ($3.889) million and ($5.656) million for the current thirteen and thirty-nine week periods, respectively. Corresponding amounts from last year's periods were $5.399 million and $9.422 million, respectively. The decreases in cash provided by financing activities was because of decreased borrowing (as compared to last year's periods) under the Company's short-term borrowing facilities. At the end of the quarter ended March 30, 1996, the Company was in compliance with all financial covenants under the revolving loan agreement and its note payable agreement.


      PART II.   OTHER INFORMATION


      Item 1.  Legal Proceedings

      For the thirteen week period ended March 30, 1996, the Company had no significant developments related to legal matters. The Company is involved in various claims, administrative proceedings, and other legal proceedings which arise from time to time in connection with the ordinary conduct of the Company's business.

      Item 2. Changes in Securities    -    None


      Item 3. Defaults in Senior Securities    -    None


      Item 4. Submission of Matters to a Vote of Security Holders    -    None


      Item 5. Other Information    -    None


      Item  6.   Exhibits and Reports on Form 8-K    -    None

                                 SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          Delchamps, Inc.
                                                          _____________
                                                          Registrant



        Date: May 10, 1996                       /s/   David W. Morrow
                                                       David W. Morrow,
                                                       Chairman of the
                                                       Board and Chief
                                                       Executive Officer


        Date: May 10, 1996                       /s/   Richard W. La Trace
                                                       Richard W. La Trace,
                                                       President

        Date: May 10, 1996                      /s/    Timothy E. Kullman
                                                       Timothy E. Kullman,
                                                       Senior Vice President,
                                                       Chief Financial Officer,
                                                       Treasurer and Secretary