Form 10-K
period 1996-07-01
DELCHAMPS INC
filed 1996-09-27
CIK 729970

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 1996

Commission File Number 0-12923
Delchamps, Inc.
- ---------------------------------------
(Exact name of registrant as
specified in its charter)

            Alabama                                   63-0245434
- ---------------------------------------    -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation of organization)                  Identification Number)

305 Delchamps Drive   Mobile, AL                        36602
- ---------------------------------------    -------------------------------

(Address of Principal executive                 (Zip Code)
offices)

        (334) 433-0431
- ---------------------------------------
(Registrant's telephone number,
including area code)

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

                  The aggregate market value of the voting
                stock held by non-affiliates ( affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at September 12, 1996 was approximately
                $76,800,000.

                  The number of shares of Registrant's
                common stock, par value one cent ($.01)
                per share, outstanding at September 12,
                1996, was 7,112,940.

                  Documents incorporated by reference:
                Parts II and IV incorporate by reference portions of the Company's Annual Report to shareholders for 1996. The Company's definitive Proxy Statement dated September
                16, 1996 is incorporated by reference into
                Part III.

                  The exhibit Index is located on page 27
                of this document.


                PART   I


                Item 1.     Business

                (a)    Delchamps, Inc. ("the Company") is
                a corporation  that was organized under
                the laws of the State of Alabama
                in 1946; from the Company's
                founding in 1921 until it was
                incorporated, it operated as a
                partnership. The Company operates a chain of supermarkets under the name "Delchamps" in Alabama, Florida, Louisiana, and Mississippi and has operated continuously for over 70 years. In addition, the Company operates ten liquor stores in the state of Florida.

                  The number of supermarkets operated by
                the  Company has changed from 115 at June
                27, 1992 to 120 at July 2, 1994 and 117 at
                June 29, 1996. In addition to regularly opening new stores, the Company expands and remodels existing units, and closes outmoded or unprofitable stores. During the five years ended June 29, 1996, the Company closed 19 outdated or unprofitable stores and opened 24 new stores.
                The Company also remodeled and expanded
                (which includes replacement of certain
                fixtures and equipment) 22 stores during the same five year period and renovated (which includes decor packages, new signage and painting) 48 stores in 1996.

                The Company has one wholly-owned subsidiary, Supermarket Cigarette Sales, Inc., which functions as the purchasing agent and distributor for cigarettes sold by the Company's supermarkets in Louisiana,
                Mississippi, and Florida.

                  The 117 supermarkets operated by the
                Company at June 29, 1996 range in size
                from 12,000 square feet to 61,980 square feet, and average 41,600 square feet. The average square footage of selling area per supermarket increased from approximately
                30,070 square feet at June 27, 1992, to
                approximately 31,684 at June 29, 1996, and the total sales area in all stores increased from 3,458,000 to 3,707,000 square feet during the same period.  The
                Company's new stores will range from
                approximately 35,000 to 48,000 square feet in size (and from approximately 26,000 to 36,000 square feet of selling space) depending upon the size of the store's market area.

                  The Company plans to continue to expand
                the supermarket chain through the addition of new supermarkets in its present areas of operation, through expansion of existing stores, and through renovation of existing stores.

                  During fiscal year 1996, the Company
                opened one supermarket and closed  two
                supermarkets.  The Company has plans to
                open two additional supermarkets during
                fiscal year 1997. One store was expanded and 48 were renovated during the 1996 fiscal year, and the Company plans to expand or remodel 17 existing supermarkets in fiscal 1997.

     The following table sets forth certain statistical information with respect to the Company's operations for the period indicated:


                               DELCHAMPS, INC.
                       Selected Financial Information
                              Fiscal Year Ended

____________________________________________________________________________________

                              June 29,    July 1,    July 2,    July 3,   June 27,
                                1996       1995       1994       1993       1992
                              52 Weeks   52 Weeks   52 Weeks   53 Weeks   52 Weeks
                              _________  _________  _________  _________  _________

Sales (in thousands)          1,126,629  1,054,088  1,067,191  1,034,531    949,849
Number of supermarkets:
     Opened in period                 1         10          3          4          6
     Closed in period                 2         12          1          1          3
     Total <FN1>                    117        118        120        118        115
Average sales per supermarket
     (in thousands) <FN2>         9,588      8,858      8,968      8,880      8,369
Total square feet of selling
     space (in thousands:)
     Opened in period                39        362        155        167        241
     Closed in period                85        348         22         19         65
     Total                        3,707      3,753      3,739      3,606      3,458
Total square feet of selling
     space per supermarket<FN1>  31,684     31,805     31,158     30,559     30,070
Average sales per square foot
     of selling space<FN3>          302        281        291        293        282
_______________________________

<FN1> At the end of period
<FN2> Sales for the period divided by the average number of supermarkets for the period.
<FN3> Sales for the period divided by the average square feet of selling space for the period.


                The Company believes that a vital factor in a
                successful supermarket expansion program is the
                careful selection of store locations.  The
                Company analyzes prospective locations on a
                continuous basis, both internally and with
                assistance of outside consultants, and locates
                stores primarily in suburban shopping centers
                in areas with stable or growing middle and
                upper-middle class populations.  The Company
                enlarges, modernizes, relocates or closes
                stores in light of their past performance and
                the Company's assessment of their future
                potential.
                (b)     Financial information on industry
                segments and lines of business is omitted
                because, apart from its principal business of
                operating retail self-service food stores and
                liquor stores, the Company had no other lines
                of business or industry segments.
                (c)(i)  Merchandising is the
                responsibility of the Senior Vice President,
                Marketing who supervises the directors of the
                five merchandising departments:   Grocery;
                Meat; Produce; Deli/bakery; and General
                Merchandise and Health and Beauty Care. The department directors, in turn, supervise the twelve category managers responsible for purchasing and merchandising various lines of products.
                  The Company's principal merchandising
                strategies are to maintain an overall value image and to achieve high sales volume by offering quality products and services at competitive prices. Since the Company's stores carry many of the same products, centralized purchasing and distribution facilities are essential. All purchases are made by specialized category managers under central buying procedures, rather than on a store-by-store basis, which allows the Company to maintain quality control of its products and to take advantage of volume discounts.
                Inventories are adjusted on a frequent basis to take into account seasonal changes in consumer demand.
                  Delchamps supermarkets operate on a self-
                service basis, and are open seven days per week, except Christmas and Thanksgiving. The supermarkets are clean, spacious, air conditioned, well-lighted, colorfully decorated, well-stocked, equipped with modern features and adjacent to offstreet parking facilities. Customers carry their own purchases from the check-out counters to their automobiles unless they ask for special assistance.
                  Delchamps supermarkets carry fresh meat and
                produce, frozen and other convenience foods, dairy products, specialty and gourmet products, and general grocery products, as well as selected lines of non-grocery merchandise. All stores opened and remodeled during the last several years contain bakeries, delicatessens, service meat departments, seafood departments, video departments and offer prepared ready-to-eat foods. The Company also operates four pharmacies and may add pharmacies to selected locations.
                  The Company's supermarkets offer a selection
                of national and regional brand-name products, generic products and products bearing brand names of Topco Associates, Inc. ("Topco"), a cooperative purchasing organization of which the Company is a shareholding member.
                  The Company's affiliation with Topco, the
                largest cooperative grocery products purchasing organization in the United States, enables it to procure quality merchandise on a competitive basis with larger, national food retailers.
                Topco's membership of 32 retail grocery chains and wholesalers located throughout the United
                States enables it to employ large volume buying techniques on behalf of its members. Topco products are sold under its own brand names, such as "Food Club", "Topco", "Top Fresh" and
                "Top Frost", or under generic labels.
                Effective in fiscal year 94, the Company began using a Delchamps label to replace the TOPCO labels on certain products. The Company's purchases from or through Topco were approximately 19% of total inventory purchases in fiscal years 1996 and 1995 and 20% in 1994.
                  Advertising and promotion are important
                factors in the Company's merchandising
                strategy. In fiscal year 1996, the Company's advertising expenditures, including television, radio, newspaper, magazine and circular advertising, were .84% of sales. The
                Company's advertising program features a quality image, emphasizing value with competitive prices and "bonus buys"
                (merchandise purchased at reduced prices from vendors and featured for resale with favorable retail prices). The Company does not issue trading stamps at any of its stores and does not expect to do so in the future.
                  Store operations are the responsibility of
                the Senior Vice President, Operations, who supervises the Company's two Zone Managers, who in turn supervise the Company's eight District
                Managers. Each District Manager is responsible for approximately 12 to 18 supermarkets in his area. District Managers regularly visit the supermarkets under their jurisdiction, thereby providing continuous, direct supervision of day-to-day store operations, including such matters as quality of merchandise, adequacy of staffing levels and adherence to Company policies. Each supermarket is individually supervised by a store manager, assistant store managers, and department managers. The
                Company's management monitors the results of operations of each supermarket through the close and direct supervision of the Zone
                Managers and District Managers.
                  The Company stresses the importance of
                customer satisfaction with its associates and insists that associates provide courteous and efficient service. Customer satisfaction is also achieved through rapid response to changing consumer tastes and well-stocked stores. Additionally, it is the Company's policy to have a management or supervisory associate respond personally to customer complaints and comments.
                  Technology also enables the Company to more
                efficiently serve its customers. The use of such technological advances as computerized scanning check-out equipment, direct store delivery systems, coupon scanning and time and attendance systems are designed to enhance customer satisfaction and employee productivity.
                  The Company was among the first grocery
                chains operating in the Southeast to install computerized scanning check-out equipment in its stores and now has such equipment in all of its stores. A computerized order entry system is used at each of the Company's supermarkets to record merchandise orders and transmit them electronically to the Company's central distribution facilities. Restocking is achieved through frequent deliveries from the Company's central distribution centers and from local suppliers, thus minimizing the space required at each store for warehousing inventory.
                  A computerized direct store delivery system
                has been implemented in all of the Company's stores. This system improves accounting for and control of the merchandise delivered directly to the Company's supermarkets by suppliers, which represented 30% of total merchandise inventory purchases in fiscal year
                1996. In addition, an electronic time and attendance system, which utilizes the same hardware as the direct store delivery system, has been installed in the Company's supermarkets.
                  Advances in technology are important to the
                Company's ability to improve productivity and keep costs in line and emphasis will continue to be placed on innovations in this area.
                  The Company's supermarket products are
                purchased from over 1,000 suppliers, of which Topco is by far the most significant, supplying approximately 19% of the Company's total inventory purchases during fiscal year 1996.
                No other supplier accounted for more than 5% of the Company's purchases during the fiscal year.
                During fiscal year 1996, approximately 70% of inventories (valued at cost) were supplied to the Company's stores through its central distribution facilities in Mobile and Hammond.
                The remaining items were furnished directly to the stores by local distributors. Major product lines supplied in this manner included beverages, bread and snack foods.
                  The Company's central distribution facilities
                are serviced by truck and are operated
                24 hours per day, six days per week. The majority of supermarkets receive deliveries six days per week from the Mobile and Hammond facilities through a transportation fleet leased by the Company. The Company believes that its distribution system has an effective range of approximately 350 miles in all directions.
                (ii)    The Company has not publicly announced
                or otherwise made public information about any new product or industry segment that would require the investment of a material amount of the assets of the Company or which otherwise is material.
                (iii)   Sources and availability of raw
                materials are factors that do not directly affect the Company's business.
                (iv)    Patents and trademarks owned by the
                Company are not of material importance to its operations.
                (v)     Seasonality does impact the Company, as
                sales tend to increase in the summer season because certain of its stores are located near
                Gulf Coast beaches.
                (vi)    The Company has no unusual working
                capital requirements.
                (vii)   The business of the Company is not
                dependent upon a single or a few customers.
                The Company does not sell goods or services in an amount that equals 10 % or more of the company's consolidated revenue to any single customer or group of customers under common control or to any affiliated group of customers.
                (viii)  Backlog ordering is not a factor in
                the business of the  Company.
                (ix)    No portion of the business of the
                Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.
                (x)     The supermarket business is intensely
                competitive. The number of competitors and the amount of competition experienced by the Company's supermarkets vary by location.
                Principal competitive factors include store location, price, service, convenience, cleanliness and product quality and variety.
                Because the supermarket business is
                characterized by narrow profit margins, the Company's earnings depend primarily on the efficiency of its operations and its ability to maintain a large sales volume.
                  The Company's principal competitors are the
                supermarket chains operated by Winn-Dixie
                Stores, Inc., The Great Atlantic and Pacific
                Tea Company ("A&P"), Bruno's, Inc.,  and
                Albertson's, Inc., and other large regional and national food store chains. Winn-Dixie, A&P, Wal-Mart, K-Mart and Sam's compete with the Company throughout Alabama, Florida, Louisiana, and Mississippi. Bruno's supermarkets compete with the Company's Alabama, Florida and Mississippi Gulf Coast supermarkets.
                Albertson's competes with the Company in the Florida panhandle and certain locations in Louisiana. Delchamps supermarkets also compete with local supermarkets, specialty and convenience food stores and local chains that have significant market shares in limited areas, such as the Schwegmann Brothers' Giant
                Supermarket chain in Southeastern Louisiana.
                Certain of the company's major competitors have financial resources that are substantially greater than those of the Company.
                (xi)    The Company did not spend a material
                amount on Company sponsored research and development activities or on customer sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques during fiscal years 1996, 1995, and 1994.
                (xii)   The Company 's compliance with federal,
                state, and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, and is not expected to have, a material effect upon its capital expenditures, earnings or competitive position.
                (xiii)   At the end of fiscal year 1996, the
                Company had approximately 3,335 full-time and 4,713 part-time employees, none of whom is covered by a collective bargaining agreement.
                (d)     The Company does not engage in any
                operations in foreign countries, nor is any portion of its sales or revenue derived from customers in any foreign country. All sales by the Company occur at locations in Alabama, Florida, Louisiana and Mississippi.


                Item 2.     Properties

                  The Company leases all of its supermarkets
                under standard commercial leases, no one of which is material to the Company. Most of these leases are for a period of 20 years, and contain several renewal options. The leases provide for fixed rentals ranging from $2.10 to $14.15 per square foot, with an average rental of $7.55 per square foot. Nearly all of its leases, including most of the leases negotiated in the last five years, provide for the payment by the Company of taxes, insurance and certain maintenance expenses, as well as additional rental based on sales volume. Four of the Company's store leases are scheduled to expire during the 1997 fiscal year, and no more than five leases will expire in any one year thereafter until the year 2005.
                  When a store is closed, the Company attempts
                to sublease or assign its lease. The Company is presently paying $256,000 in aggregate monthly rentals on sixteen leases of closed stores that have not yet been sublet or assigned.
                  The Company owns the furnishings and fixtures
                in all supermarkets. It is anticipated that the Company will own the furnishings and fixtures in its stores presently under construction.
                  The Company's central distribution center is
                on a 272-acre site in Hammond, Louisiana. The distribution facility comprises approximately 662,000 square feet and has fully automated dry grocery and frozen food warehouses. The center also contains a perishables warehouse, an ice manufacturing plant, a remote storage facility to house flammable items, and a transportation facility.
                  The Company owns the 65,000 square foot
                building in which its corporate headquarters is situated at 305 Delchamps Drive, Mobile, Alabama, as well as a 2.7 acre parcel adjacent to the headquarters which may be used for future office expansion and parking. The Company also owns an undeveloped 6.8 acre parcel of real estate and a 3 acre parcel on which a Company supermarket is located; both were acquired from Western Supermarkets in 1987 and are located near Birmingham, Alabama. In addition, the company owns a one-half interest in a partnership which has developed a 22 acre site near Mobile; the site currently has a Company supermarket, K-Mart, and other shops. Further, the Company owns a one-half interest in land located in Panama City, Florida. The Company intends to develop this land for resale. In addition, the Company owns 23.2 acres of land in Mandeville, Louisiana which the Company plans to develop into a supermarket.

                Item 3.     Legal Proceedings

                  On August 10, 1995, a complaint was filed in
                the United States District Court for the
                Southern District of Alabama styled Amanda
                Williams and Kenneth O. McLaughlin, on Behalf of Themselves and all Other Similarly Situated
                v. Delchamps, Inc. The class action complaint alleges racially discriminatory practices in hiring and promoting. The relief sought includes compensatory damages, punitive damages and reinstatement of employment.
                  On January 24, 1996, a complaint was filed in
                the United States District Court for the
                Southern District of Alabama styled Tracie
                Kennedy v. Delchamps, Inc. The class action complaint alleges gender and race discriminatory practices in hiring, promoting, compensation, termination, and other conditions of employment. The relief sought includes compensatory damages, punitive damages, reinstatement of employment with promotions and pay raises, and legal and other costs.
                  The Company is also the defendant in a number
                of legal proceedings involving claims for money damages arising in the ordinary course of business which are either covered by insurance or are within the Company's self-insurance program, and in a number of other proceedings otherwise not deemed material. In the opinion of management, none of such litigation has resulted or will result in any materially adverse effect on the financial position or operations of the Company.

                Item 4.     Submission of Matters to a Vote of
                Security Holders

                  The Company did not submit any matters to a
                vote of security holders during the fourth quarter of its fiscal year ended June 29, 1996.
                Item 4.(a)  Executive Officers of the Registrant

                  All Executive Officers are appointed by the
                Board of Directors and, except in certain circumstances following a change in control, may be removed at any time, with or without cause by the Board.



                NAME                       POSITIONS HELD WITH COMPANY                             AGE

                David W. Morrow            Chairman of the Board and Chief Executive Officer        64

                Richard W. La Trace        President                                                59

                Timothy E.  Kullman        Senior Vice President, Chief Financial Officer           40
                                           Treasurer and Secretary

                Frank L. Bennen            Senior Vice President, Operations                        56

                Thomas P. Robbins          Senior Vice President, Marketing                         52

                V. Lawrence Abreo          Vice President                                           43
                                           Management Information Services

                Larry S. Griffin           Vice President, Real Estate                              54

                Thomas R. Trebesh          Vice President, Human Resources                          47


                  David W. Morrow began employment with the Company in
                April, 1995 and serves as Chairman of the Board and Chief Executive Officer. Prior to Delchamps, Mr. Morrow served as Chairman, President, and Chief Executive Officer of Pueblo XTRA International.
                  Richard W. La Trace began employment with the
                Company in June, 1995 and serves as President. Prior to Delchamps, Mr. La Trace served as President and Chief Operating Officer of XTRA Super Foods, Inc. Mr. La Trace's experience also includes serving as President of Corporate Retail at Wetterau, Inc. and Senior Vice President of Operations at ABCO Markets, Inc.
                  Timothy E. Kullman began employment in August, 1994
                and serves as Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Kullman was previously with Farm Fresh, Inc., Norfolk, Virginia as Senior Vice President and Chief Financial Officer. He was also associated with Blue Cross/Blue Shield of Michigan as well as Deloitte, Haskins and Sells of Detroit, Michigan.
                  Frank L. Bennen began employment with the Company in
                June, 1995 and serves as Senior Vice President of Operations. Prior to Delchamps, Mr. Bennen served as President of Laneco, Inc., a chain of 52 retail stores. Mr. Bennen's experience also includes prior service with Skaggs Alpha Beta Company and Alpha Beta Company.
                  Thomas P. Robbins began employment with the Company
                in October, 1995. He serves as Senior Vice President, Marketing. Prior to Delchamps, Mr. Robbins served as Senior Vice President of Operations and Merchandising at Thriftway Food and Drug. Mr. Robbins' experience also includes prior service with Great Atlantic and Pacific Tea Company and Kroger Company.
                  V. Lawrence Abreo has been employed by the Company
                since 1971. He serves as Vice President, Management and Information Services, and was appointed to that position in January, 1992. Prior to that time, Mr.
                Abreo was Director of Management Information Services.
                  Larry S. Griffin has been employed by the Company
                since 1964.  In July 1995, Mr. Griffin was named Vice
                President, Real Estate. He was named Vice President, Planning and Development in April 1994, Senior Vice President, Merchandising, in January, 1992, and Vice President, Merchandising, in July, 1988. In March 1987, he was appointed Director, Merchandising and, prior to that time, served as Director of Grocery Merchandising.
                  Thomas R. Trebesh has been employed by the Company
                since 1978. He serves as Vice President, Human Resources, and was appointed to that position in July 1995. Prior to that time Mr. Trebesh served as Vice President , Personnel, and was appointed to that position in June 1993.


                PART II

                Item 5. Market for the Registrant's Common Stock and Related Matters

                  "Dividends and Stock Prices" on page 4 of the
                Company's Annual Report to Shareholders for 1996 is incorporated herein by reference.
                  As of August 14, 1996, there were 2,230 shareholders
                of record of the Company's common stock.
                  The following table sets forth  the cash dividends
                declared on the Company's common stock for the two most recent fiscal years. Future dividends will depend on the Company's earnings, financial requirements and other relevant factors.

                                    1996        1995
                                    ____        ____
                First Quarter      $0.11       $0.11
                Second Quarter      0.11        0.11
                Third Quarter       0.11        0.11
                Fourth Quarter      0.11        0.11
                                    ____        ____
                TOTAL              $0.44       $0.44
                                    ====        ====

                  Restrictions on the Company's ability to pay dividends
                are set forth in Note 5 of the Company's financial statements on pages 9 and 10 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

                Item 6.     Selected Financial Data

                  The selected financial data of the Company are set
                forth under the caption "Five Year Financial
                Highlights" included in the Company's Annual Report to Shareholders for 1996 and are incorporated herein by reference. Such financial data should be read in conjunction with the financial statements and accompanying notes included under item 8, below.

                Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

                  Management's Discussion and Analysis of Results of
                Operations and Financial Condition" on pages 13, 14, and 15 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

                Item 8.     Financial Statements and Supplementary Data

                  The Company's financial statements, including the
                notes thereto, and the report of KPMG Peat Marwick LLP are contained on pages 4 through 12 of the Company's Annual Report to Shareholders for 1996 and are incorporated herein by reference.

                Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

                  There have been no changes in or disagreements on
                accounting principles or practices or financial statement disclosure between the Company and its independent certified public accountants within the twenty-four months prior to June 29, 1996.

                PART III

                Item 10.    Directors and Executive Officers of the
                            Registrant

                  Information about nominees for election as Director
                and the Directors of the Company appears on pages 1, 2, and 3 of the Company's definitive Proxy Statement dated September 16, 1996, under the caption "Election of Directors" and is incorporated herein by reference. Certain information concerning the Company's Executive Officers is included in Item 4 (a) of Part I of this report.

                Item 11.    Executive Compensation

                  Information concerning executive compensation is
                contained on pages 5 and 6 of the Company's definitive Proxy Statement dated September 16, 1996, under the caption "Executive Compensation", and is incorporated herein by reference.

                Item 12. Security Ownership of Certain Beneficial Owners and Management

                  Information concerning certain beneficial owners of
                the Company's stock appears on pages 4 and 5 of the Company's definitive Proxy Statement dated September 16, 1996, under the subcaption "Security Holdings of Certain Beneficial Owners"; information as to security ownership of management is contained on page 4 of the Company's definitive Proxy Statement dated September 16, 1996, under the subcaption "Security Holdings of Directors and Executive Officers". All such information is incorporated herein by reference.

                Item 13.    Certain Relationships and Related
                            Transactions

                  Information concerning certain relationships and
                related transactions appears on page 7 of the Company's definitive Proxy Statement dated September 16, 1996, under the caption "Compensation Committee Interlocks and Insider Participation."


                PART IV

                Item 14. Exhibits, Financial Statement Schedules, and Reports and Form 8-K

                (a) Documents filed as part of this report:

                (1)  Financial Statements

                  The financial statements of Delchamps, Inc. listed
                below are incorporated by reference from the Company's 1996 Annual Report to Shareholders.

                                                                   Page In
                                                                    Annual
                                                                    Report

                  Report of KPMG Peat Marwick LLP                     4

                  Consolidated Balance Sheets as of June 29,
                    1996 and July 1, 1995                             5

                  Consolidated Statements of Earnings for the
                    fiscal years ended June 29, 1996 , July 1,
                    1995, and July 2, 1994                            6

                  Consolidated Statements of Stockholders'
                    Equity for the fiscal years ended June 29,
                    1996, July 1, 1995, and July 2, 1994              6

                  Consolidated Statements of Cash Flows for
                    the fiscal years ended June 29, 1996,
                    July 1, 1995, and July 2, 1994                    7

                  Notes to Consolidated Financial Statements          8


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

                (3)    Exhibits.

                The exhibits listed below and marked with an asterisk are filed herewith and are listed in the attached Exhibit Index; the other exhibits are incorporated herein by reference from the document indicated:

                (b)    Reports on Form 8-K - There  were
                no reports filed on Form 8-K during the
                quarter ended June 29, 1996.

                Exhibit No.


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

                10(b)  1987 Restricted Stock Plan, as amended
                       (Exhibit 10 (i) to Form 10-K for fiscal year ended July 2, 1988).

                10(c) Indemnity Agreement dated November 24, 1987 between Delchamps, Inc. and First Alabama
                       Bank (Exhibit 10(o) to Form 10-K for fiscal year ended July 2, 1988).

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

          10(h) Loan agreement dated June, 1995 between
                Delchamps, Inc. and Hibernia National
                Bank, as agent for itself and other banks.*

                13(a) The Company's Annual Report to Shareholders for 1996 included as an exhibit (Deemed filed as to only those portions specifically incorporated herein by reference).*

                21     Subsidiary of the Registrant.*

                SIGNATURES

                      Pursuant to the requirements of the Securities
                Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                       Title                Date

                /s/  David W. Morrow
                ____________________   Chairman of the Board,   Sept. 12, 1996
                David W. Morrow        Chief Executive Officer



                      Pursuant to the requirements of the Securities
                Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signature                       Title                Date

                /s/  Richard W. La Trace
                _______________________       President        Sept. 12, 1996
                Richard W. La Trace



                      Pursuant to the requirements of the Securities
                Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                       Title                Date

                /s/  Timothy E. Kullman
                 ______________________  Senior Vice President,  Sept. 12, 1996
                Timothy E. Kullman      Chief Financial Officer,
                                          Treasurer & Secretary



                      Pursuant to the requirements of the Securities
                Exchange Act of 1934, this report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                       Title                Date

                /s/ J. Thomas Arendall,Jr.    Director           Sept. 12, 1996
                _____________________
                J. Thomas Arendall,  Jr.


                      Pursuant to the requirements of the Securities
                Exchange Act of 1934, this report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                       Title                Date

                /s/  Carl F. Bailey           Director           Sept. 12, 1996
                _____________________
                Carl F. Bailey



                      Pursuant to the requirements of the Securities
                Exchange Act of 1934, this report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                       Title                Date

                /s/  E. Eugene Bishop         Director           Sept. 12, 1996
                _____________________
                E. Eugene Bishop


                      Pursuant to the requirements of the Securities
                Exchange Act of 1934, this report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                       Title                Date

                /s/  John A. Caddell          Director           Sept. 12, 1996
                _____________________
                John A. Caddell


                      Pursuant to the requirements of the Securities
                Exchange Act of 1934, this report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                       Title                Date

                /s/  James M. Cain            Director           Sept. 12, 1996
                _____________________
                James M. Cain


                      Pursuant to the requirements of the Securities
                Exchange Act of 1934, this report as been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                       Title                Date

                /s/  William W. Crawford      Director           Sept. 12, 1996
                _____________________
                William W. Crawford


                                                                                      Sequentially
                Exhibit                                                                 Numbered
                Number                  Description                                       Page

             10 (h)        Loan agreement dated June, 1995                    28
                           between Delchamps, Inc. and Hibernia
                           Naitonal Bank, as agent for itself and other
                                        banks


                13 (a)                  The Company's Annual Report to Shareholders        85
                                        for 1996 (Deemed filed as to only
                                        those portions specifically incorporated
                                        herein by reference).

                21                      Subsidiary of the Company                          107


