Form 10-Q
period 1996-09-28
DELCHAMPS INC
filed 1996-11-15
CIK 729970

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the 13-Week Period Ended September 28, 1996

Commission File Number 0-12923


                                Delchamps, Inc.
                   -----------------------------------------
                         (Exact name of registrant as
                           specified in its charter)


           Alabama                                  63-0245434
-----------------------------------      --------------------------------
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)                identification number)

305 Delchamps Drive, Mobile, AL                        36602
-----------------------------------      --------------------------------
(Address of principal executive                      (Zip code)
offices)

         (334) 433-0431
-----------------------------------
(Registrant's telephone number,
including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x      No
    -----        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 7,113,536 shares at November 4, 1996.

                              DELCHAMPS, INC. AND SUBSIDIARY

                                          INDEX


                                                              Page No.
                                                          ---------------

Part 1.  Financial Information

     Item 1.  Financial Statements

          Condensed Balance Sheets -
               September 28, 1996 and June 29, 1996               1

          Condensed Statements of Earnings -
               Thirteen Weeks Ended September 28, 1996
               and September 30, 1995                             2

          Condensed Statements of Cash Flows -
               Thirteen Weeks Ended September 28, 1996
               and September 30, 1995                             3

          Notes to Condensed Financial Statements                 4


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations               5


Part II.  Other Information

  Item 1.  Legal Proceedings                                      7

  Item 2.  Changes in Securities                                  7

  Item 3.  Default upon Senior Securities                         7

  Item 4.  Submission of Matters to a Vote of Security Holders    7

  Item 5.  Other Information                                      7

  Item 6.  Exhibits and Reports on Form 8-K                       7

  Signatures                                                      8


Part I.   Financial Information

DELCHAMPS, INC. AND SUBSIDIARY
Condensed Balance Sheets - (In thousands)
(Unaudited)

                                          September 28, 1996      June 29, 1996*
                                          ------------------    ------------------
                                           Amount   %Assets      Amount   %Assets
                                          -------- ---------    -------- ---------
ASSETS
------
Current assets:
  Cash and cash equivalents             $    6,471     2.61       10,503     4.12
  Trade accounts receivable                  8,141     3.28        8,422     3.30
  Merchandise inventories                   90,940    36.65       90,797    35.58
  Prepaid expenses                           2,371     0.96        1,376     0.54
  Income taxes receivable                        0     0.00          764     0.30
  Deferred income taxes                      3,878     1.56        3,878     1.52
                                        ----------- --------   ---------- --------
          Total current assets             111,801    45.06      115,740    45.36

Property and equipment:
  Land                                      15,017     6.05       15,210     5.96
  Buildings and improvements                58,431    23.55       58,111    22.77
  Fixtures and equipment                   223,251    89.97      221,090    86.64
  Construction in progress                   8,551     3.44        9,771     3.83
                                        ----------- --------   ---------- --------
                                           305,250   123.01      304,182   119.20
  Less accumulated depreciation
      and amortization                    (171,080)  (68.94)    (166,931)  (65.42)
                                        ----------- --------   ---------- --------

          Net property and equipment       134,170    54.07      137,251    53.78

Other assets                                 2,171     0.87        2,192     0.86
                                        ----------- --------   ---------- --------
Total assets                            $  248,142   100.00    $ 255,183   100.00
                                        =========== ========   ========== ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable                         $   15,000     6.04       14,000     5.49
  Current portion of obligations
      under capital leases                     749     0.30          749     0.29
  Current portion of long-term debt          3,760     1.52        3,760     1.47
  Current portion of restructure
      obligation                             3,996     1.61        3,996     1.57
  Accounts payable                          43,220    17.42       48,308    18.93
  Accrued expenses                          23,464     9.46       22,860     8.96
  Income taxes                                 432     0.17            -      -
                                        ----------- --------   ---------- --------
         Total current liabilities          90,621   36.52        93,673    36.71

Obligations under capital leases,
     excluding current portion              10,219     4.12       10,398     4.07
Long-term debt, excluding current portion    9,898     3.99       10,839     4.25
Restructure obligation, excluding current   14,923     6.01       15,668     6.14
Deferred income taxes                        7,741     3.12        9,225     3.62
Other liabilities                            2,361     0.95        2,455     0.96
                                        ----------- --------   ---------- --------
          Total liabilities                135,763    54.71      142,258    55.75

Stockholders' equity:
  Junior participating preferred stock
    of no par value - authorized 5,000,000
    shares; no shares issued                     -        -            -        -
  Common stock of $.01 par value -
    authorized 25,000,000 shares; issued
    7,112,940 shares at September 28, 1996
    and 7,112,320 shares at June 29, 1996       71     0.03           71     0.03
  Additional paid-in capital                19,671     7.93       19,657     7.70
  Retained earnings                         92,781    37.39       93,359    36.59
                                        ----------- --------   ---------- --------
                                           112,523    45.35      113,087    44.32

Less: Unamortized restricted stock
    award                                     (144)   (0.06)        (162)   (0.07)
                                        ----------- --------   ---------- --------
          Total stockholders' equity       112,379    45.29      112,925    44.25

Total liabilities and stockholders'
   equity                               $  248,142   100.00    $ 255,183   100.00
                                        =========== ========   ========== ========


See accompanying notes to condensed financial statements.

*   Condensed from Balance Sheet included in the 1996 Annual Report.


 DELCHAMPS, INC. AND SUBSIDIARY
Condensed Statements of Earnings - (In thousands except per share amounts) (Unaudited)


                                          Thirteen Weeks Ended
                                -----------------------------------------
                                      09/28/96              09/30/95
                                -------------------   -------------------
                                 Amount    % Sales     Amount    % Sales

Sales                           $ 289,699   100.00     284,689    100.00

Cost of sales                     224,332    77.44     220,996     77.63
                                ---------  -------    --------   -------
Gross profit                       65,367    22.56      63,693     22.37

Selling, general and
     administrative expenses       63,721    21.99      63,033     22.14
                                ---------  -------    --------   -------
Operating income                    1,646     0.57         660      0.24

Interest expense, net               1,303     0.45       1,784      0.63
                                ---------  -------    --------   -------
Earnings (loss) before income
     tax                              343     0.12      (1,124)    (0.39)

Income tax expense (benefit)          139     0.05        (368)    (0.12)
                                ---------  -------    --------   -------
Net earnings (loss)             $     204     0.07        (756)    (0.27)
                                =========  =======    ========   =======


Net earnings (loss) per common share      $   0.03    $  (0.11)
                                          ========    ========

Weighted average number of common shares     7,113       7,109
                                          ========    ========

Dividends declared per common share       $   0.11        0.11
                                          ========    ========


See accompanying notes to condensed financial statements.


DELCHAMPS, INC. AND SUBSIDIARY
Condensed Statements of Cash Flows - (In thousands)
Increase (Decrease) In Cash and Cash Equivalents (Unaudited)


                                                     Thirteen Weeks Ended
                                                   ------------------------
                                                     09/28/96    09/30/95
                                                     --------    --------
Cash flows from operating activities:
  Net earnings (loss)                                $   204      (756)

Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
  Depreciation and amortization                        5,026     5,189
  Loss (gain) on sale of property and equipmen            19       (85)
  Loss reserve on closed stores                          (94)     (164)
  Restricted stock award compensation expense             18        20
  Restructure obligation payments                       (745)   (1,162)
  (Increase) decrease in merchandise inventories        (143)    2,069
  Decrease in accounts payable and accrued expenses   (4,484)   (5,563)
  Decrease in income taxes receivable, net             1,196       951
  Other, net                                          (2,184)   (2,656)
                                                     -------   -------
Net cash flows used in operating activities           (1,187)   (2,157)

Cash flows from investing activities:
  Additions to property and equipment                 (2,229)   (4,569)
  Proceeds from sale of property and equipment           286       188
                                                     -------   -------
Net cash used in investing activities                 (1,943)   (4,381)

Cash flows from financing activities:
  Proceeds from notes payable                          1,000         -
  Principal payments on obligations under
     capital leases                                     (179)     (159)
  Principal payments on long-term debt                  (941)     (940)
  Dividends paid                                        (782)     (782)
                                                     -------   -------
Net cash used in financing activities                   (902)   (1,881)

Net decrease in cash and cash equivalents             (4,032)   (8,419)

Beginning of period cash and cash equivalents         10,503    15,906
                                                     -------   -------
End of period cash and cash equivalents              $ 6,471     7,487
                                                     =======   =======
Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest expenses                                  $ 1,412     1,880
                                                     =======   =======

  Income taxes                                       $   565         -
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

            In   the   opinion  of  management,  the   accompanying  unaudited
      consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1996 Annual Report.

            The balance sheet at June 29, 1996 has been taken from the audited financial statements at that date.

(B)   Reclassifications
      -----------------

            Certain reclassifications have been made in the prior year's financial statements to conform to classifications used in the current year.


        Management's Discussion And Analysis Of Financial Condition
                         And Results Of Operations

RESULTS OF OPERATIONS

Sales:
-----
               Sales increased 1.76% for the thirteen-week period compared with the corresponding period last year. Sales of stores open during both the current and prior year periods ("same store sales") increased 0.11%.
The small increase in same store sales was because of high sales levels achieved during last year's quarter. Last year's quarterly sales were favorably impacted by a promotion in which prices were lowered on thousands of items. Last year's same store sales increased 7.02%. At September 28, 1996, the Company operated 119 supermarkets and ten liquor stores compared with 116 supermarkets and ten liquor stores at September 30, 1995. During the thirteen-week period, the Company opened one new supermarket and acquired one supermarket from Schwegmann Giant Supermarkets.

Gross Profit:
------------
      Gross profit as a percentage of sales increased from 22.37% to 22.56%
for the current thirteen-week period.   The increase was primarily the result
of increased levels of buying allowances from vendors.

Selling, General and Administrative Expenses ("SG & A"):
-------------------------------------------------------
      Selling, general and administrative expenses in dollars increased by $.69 million over last year's quarter. This increase in dollars is small considering the Company operated additional supermarkets in the current year's quarter. The Company has continued implementing cost reductions in all areas of the business. Specifically, labor costs, bag costs, and store supply costs all decreased as compared to last year's quarter (even though the Company operated additional stores in the current quarter.)
      Selling, general and administrative expenses as a percentage of sales
decreased from 22.14% to 21.99%   for the current thirteen-week period.  The
decrease resulted from higher sales in the current thirteen-week period combined with certain cost reductions as noted above.

Interest Expense, Net
---------------------
      Interest expense, net decreased by $.48 million over last year's quarter because of lower levels of long-term indebtedness which resulted from scheduled debt payments and lower levels of short-term indebtedness under the Company's revolving credit facility.

Income Taxes:
------------
      The effective rate for income tax expense was 40.52% compared to an effective rate of 32.74% for last year's income tax benefit. The effective rate in the current year's quarter exceeded the statutory tax rate because of the low level of earnings combined with certain expenses which were not deductible for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

      Cash flows used in operating activities were $1.187 million for the current year's quarter and $2.157 million for last year's quarter. Historically, the Company has funded working capital requirements, capital requirements, and other cash requirements primarily through cash flows from operations. However, if an insufficient amount of cash flows are generated, the Company may draw on a short-term revolving loan. The Company may borrow up to $75 million under the revolving loan of which $60 million is available for future use. The revolving loan expires June, 1998.
      Cash used in investing activities was $1.943 million for the current year's quarter and $4.381 million for last year's quarter. The decrease in investing activities was because of reductions in purchases of equipment for new supermarkets, reductions in purchases of equipment for expanded supermarkets, and reductions in purchases of equipment for the Company's distribution facility.
      Cash used in financing activities was $.902 million for the current year's quarter and $1.881 million for last year's quarter. The decrease as compared to last year's period was because of increased borrowings under the Company's short-term revolving loan. At the end of the quarter ended September 28, 1996, the Company was in compliance with all financial covenants under the revolving loan agreement and its long-term debt agreement.


PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

     For the thirteen week period ended September 28, 1996, the Company had no significant developments related to legal matters. The Company is involved in various claims, administrative proceedings, and other legal proceedings which arise from time to time in connection with the ordinary conduct of the Company's business.


Item 2.   Changes in Securities   -   None

Item 3.   Defaults upon Senior Securities   -   None

Item 4.   Submission of Matters to a Vote of Security Holders.

      The Company held its annual meeting of shareholders on October 22, 1996. At the meeting, John A. Caddell, Carl F. Bailey, and Timothy E. Kullman were elected as directors for three-year terms expiring at the 1999 annual meeting. Other board members continuing to serve are J. Thomas Arendall, Jr., E. E. Bishop, and David W. Morrow whose terms expire at the 1997 annual meeting and James M. Cain, William W. Crawford, and Richard W. La Trace whose terms expire at the 1998 annual meeting.

      The shareholders also approved the Director's Stock Option Plan, an amendment to the Articles of Incorporation, and ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 28, 1997.


A summary of voting results follows (in thousands):

                                              Against / With-
                                 For          hold Authority      Abstain
                           ----------------  ----------------  --------------
                           Amount      %       Amount     %    Amount     %
                           ------     ---      ------    ---   ------    ---
Directors:
     John A. Caddell       4,609      88.4      602      11.6
     Carl F. Bailey        4,608      88.4      603      11.6
     Timothy E. Kullman    4,608      88.4      603      11.6

Approval of Directors
     Stock Option Plan     4,077      79.2    1,018      19.8    50      1.0

Amend Articles of
     Incorporation         3,958      77.0    1,153      22.4    32      0.6

Appointment of KPMG
      Peat Marwick LLP     5,031      96.5      163       3.1    18      0.4


Item 5.   Other Information   -   None


Item 6.   Exhibits and Reports on Form 8-K   -   See Exhibit Index



                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DELCHAMPS, INC.
                                            Registrant


Date:  November 13, 1996                    /s/David W. Morrow
                                            ------------------------------
                                            David W. Morrow, Chairman of the
                                            Board and Chief Executive Officer


Date:  November 13, 1996                    /s/Richard W. La Trace
                                            ------------------------------
                                            Richard W. La Trace, President



Date:  November 13, 1996                    /s/ Timothy E. Kullman
                                            ------------------------------
                                            Timothy E. Kullman, Senior Vice
                                            President, Chief Financial Officer,
                                            Treasurer and Secretary


                                EXHIBIT INDEX

Exhibit No.                     Description                          Page No.
-----------                     -----------                          --------
   3.1        Composite of Amended and Restated Articles of
              Incorporation, as of November 11, 1996

   3.2        Composite of By-Laws, as of November 11, 1996

   4.1 Specimen of Common Stock Certificate (Incorporated by reference from Exhibit 4(a) to the Registrant's
              Annual Report on Form 10-K for fiscal year ended
              June 30, 1990).

   10.1       Director  Stock  Option  Plan

   10.2 Form of Indemnity Agreement between Registrant and its Directors

   27         Financial Data Schedule