Form 10-Q
period 1996-12-28
DELCHAMPS INC
filed 1997-02-12
CIK 729970

SECURITIES AND EXCHANGE COMMISSION

				       Washington, D.C.  20549



					      FORM 10-Q

			  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
				   SECURITIES EXCHANGE ACT OF 1934


	    For the 13-Week Period Ended December 28, 1996

	    Commission File Number 0-12923


					   Delchamps, Inc.
			      -----------------------------------------
				     (Exact name of registrant as
				      specified in its charter)


		       Alabama                                63-0245434
	    --------------------------------           ------------------------
	    (State or other jurisdiction of             (I.R.S. employer
	    incorporation or organization)              identification number)

	    305 Delchamps Drive, Mobile, AL                    36602
	    --------------------------------           ------------------------
	    (Address of principal executive                  (Zip code)
	    offices)

			 (334) 433-0431
	    --------------------------------
	    (Registrant's telephone number,
	    including area code)


		 Indicate by check mark whether the registrant (1) has filed
	    all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	    Yes   x      No
		-----        -----

		 Indicate the number of shares outstanding of each of the
	    issuer's classes of common stock as of the latest practicable date. 7,118,879 shares at February 4, 1997.

				    DELCHAMPS, INC. AND SUBSIDIARY

						INDEX


								    Page No.
								    --------

	    Part 1.  Financial Information

		 Item 1.  Financial Statements

		      Condensed Balance Sheets -
			   December 28, 1996 and June 29, 1996          1

		      Condensed Statements of Earnings -
			   Thirteen Weeks Ended December 28, 1996
			   and December 30, 1995                        2
			   Twenty-six Weeks Ended December 28, 1996
			   and December 30, 1995                        2

		      Condensed Statements of Cash Flows -
			   Thirteen Weeks Ended December 28, 1996
			   and December 30, 1995                        3
			   Twenty-six Weeks Ended December 28, 1996
			   and December 30, 1995                        3




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

	      Item 6.  Exhibits and Reports on Form 8-K                 7

		 Signatures                                             8


Part I.   Financial Information

			 DELCHAMPS, INC. AND SUBSIDIARY
		    Condensed Balance Sheets - (In thousands)
				 (Unaudited)


					  December 28, 1996       June 29, 1996*
					  _________________      ________________
					   Amount  % Assets      Amount  % Assets
					   ______  ________      ______  ________
ASSETS
Current assets:
  Cash and cash equivalents                $13,892    5.47        10,503    4.12
  Trade accounts receivable                 10,791    4.25         8,422    3.30
  Merchandise inventories                   90,852   35.80        90,797   35.58
  Prepaid expenses                           2,393    0.94         1,376    0.54
  Income taxes receivable                      510    0.20           764    0.30
  Deferred income taxes                      3,878    1.54         3,878    1.52
					   _______   _____       _______   _____
	  Total current assets             122,316   48.20       115,740   45.36

Property and equipment:
  Land                                      15,017    5.92        15,210    5.96
  Buildings and improvements                58,627   23.10        58,111   22.77
  Fixtures and equipment                   230,692   90.91       221,090   86.64
  Construction in progress                     941    0.37         9,771    3.83
					   _______   _____       _______   _____
					   305,277  120.30       304,182  119.20
  Less accumulated depreciation
      and amortization                    (175,958) (69.34)     (166,931) (65.42)
					   _______   _____       _______   _____

	  Net property and equipment       129,319   50.96       137,251   53.78

Other assets                                 2,135    0.84         2,192    0.86
					   _______   _____       _______   _____

Total assets                              $253,770  100.00      $255,183  100.00
					  ========  ======      ========  ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                            $27,000   10.64        14,000    5.49
  Current portion of obligations
      under capital leases                     749    0.30           749    0.29
  Current portion of long-term debt          3,744    1.48         3,760    1.47
  Current portion of restructure
    obligation                               3,996    1.57         3,996    1.57
  Accounts payable                          39,371   15.50        48,308   18.93
  Accrued expenses                          23,513    9.27        22,860    8.96
					   _______   _____       _______   _____
	 Total current liabilities          98,373   38.76        93,673   36.71

Obligations under capital leases,
     excluding current portion              10,035    3.95        10,398    4.07
Long-term debt, excluding current portion    8,975    3.54        10,839    4.25
Restructure obligation, excluding
  current portion                           13,929    5.49        15,668    6.14
Deferred income taxes                        8,352    3.29         9,225    3.62
Other liabilities                            2,304    0.91         2,455    0.96
					   _______   _____       _______   _____
	  Total liabilities                141,968   55.94       142,258   55.75

Stockholders' equity:
  Junior participating preferred stock
     of no par value - authorized
     5,000,000 shares; no shares issued          -       -             -       -
  Common stock of $.01 par value -
     authorized 25,000,000 shares;
     issued 7,113,536 shares at
     December 28, 1996 and 7,112,320
     shares at June 29, 1996                    71    0.03            71    0.03
  Additional paid-in capital                19,683    7.76        19,657    7.70
  Retained earnings                         92,174   36.32        93,359   36.59
					   _______   _____       _______   _____
					   111,928   44.11       113,087   44.32

Less:   Unamortized restricted stock
	  awards                              (126)  (0.05)         (162)  (0.07)
					   _______   _____       _______   _____

	  Total stockholders' equity       111,802   44.06       112,925   44.25

Total liabilities and stockholders'
  equity                                  $253,770  100.00      $255,183  100.00
					  ========  ======      ========  ======


See accompanying notes to condensed financial statements.

*   Condensed from Balance Sheet included in the 1996 Annual Report.



		       DELCHAMPS, INC. AND SUBSIDIARY
  Condensed Statements of Earnings - (In thousands except per share amounts)
				(Unaudited)





					 Thirteen Weeks Ended                    Twenty-six Weeks Ended
				  __________________________________     _________________________________
				       12/28/96         12/30/95             12/28/96         12/30/95
				  _________________ ________________     ________________ ________________
				   Amount  % Sales   Amount  % Sales      Amount % Sales   Amount  % Sales
				   ______  _______   ______  _______      ______ _______   ______  _______
Sales                             $272,601  100.00   277,053  100.00     562,300  100.00   561,742  100.00

Cost of sales                      207,484   76.11   212,379   76.66     431,816   76.79   433,375   77.15
				  ________  ______   _______  ______     _______  ______   _______  ______
Gross profit                        65,117   23.89    64,674   23.34     130,484   23.21   128,367   22.85

Selling, general and
     administrative expenses        63,394   23.26    61,544   22.21     127,115   22.61   124,577   22.18
				  ________  ______   _______  ______     _______  ______   _______  ______

Operating income                     1,723    0.63     3,130    1.13       3,369    0.60     3,790    0.67

Interest expense, net                1,402    0.51     1,841    0.66       2,705    0.48     3,625    0.65
				  ________  ______   _______  ______     _______  ______   _______  ______

Earnings before income tax             321    0.12     1,289    0.47         664    0.12       165    0.02

Income tax expense                     145    0.06       481    0.18         284    0.05       113    0.01
				  ________  ______   _______  ______     _______  ______   _______  ______

Net earnings                          $176    0.06       808    0.29         380    0.07        52    0.01
				  ========  ======   =======  ======     =======  ======   =======  ======





Net earnings per common share        $0.02              0.11                0.05              0.01
				  ========          ========             =======          ========
Weighted average number of
   common shares                     7,114             7,109               7,113             7,109
				  ========          ========             =======          ========

Dividends declared
   per common share                  $0.11              0.11                0.22              0.22
				  ========          ========             =======          ========



See accompanying notes to condensed financial statements.




			DELCHAMPS, INC. AND SUBSIDIARY
		Condensed Statements of Cash Flows - (In thousands)
	    Increase (Decrease) In Cash and Cash Equivalents (Unaudited)



					     Thirteen Weeks Ended  Twenty-six Weeks Ended
					     ____________________   _____________________
					      12/29/96   12/30/95   12/28/96   12/30/95

Cash flows from operating activities:
  Net earnings                                      $176     808        380      52

Adjustments to reconcile net earnings to net
     cash provided by operating activities:
  Depreciation and amortization                    5,134   5,590     10,160  10,523
  (Gain) loss on sale of property and equipment       (7)   (205)        12    (289)
  Loss reserve on closed stores                      (57)    (92)      (151)   (256)
  Restricted stock award compensation expense         18      47         36      67
  Restructure obligation payments                   (994) (2,160)    (1,739) (3,322)
  Decrease (increase) in merchandise inventories      88  (3,010)       (55)   (941)
  (Decrease) increase in accounts payable and
    accrued expenses                              (3,800)  3,041     (8,284) (2,522)
  (Increase) decrease in income taxes
    receivable, net                                 (942)   (279)       254     672
  Other, net                                       1,229     352       (955) (2,048)
						  ______  ______    _______  ______
Net cash flows provided by (used in) operating
  activities                                         845   4,092       (342)  1,936

Cash flows from investing activities:
  Additions to property and equipment             (3,531) (4,336)    (5,760) (8,905)
  Proceeds from sale of property and equipment        12     312        298     499
						  ______  ______    _______  ______

Net cash used in investing activities             (3,519) (4,024)    (5,462) (8,406)

Cash flows from financing activities:
  Proceeds from notes payable                     12,000   2,000     13,000   2,000
  Principal payments on obligations under
    capital leases                                  (184)   (164)      (363)   (323)
  Principal payments on long-term debt              (939)   (940)    (1,880) (1,880)
  Dividends paid                                    (782)   (782)    (1,564) (1,564)
						  ______  ______    _______  ______

Net cash provided by (used in) financing
  activities                                      10,095     114      9,193  (1,767)

Net increase (decrease) in cash and cash
  equivalents                                      7,421     182      3,389  (8,237)

Beginning of period cash and cash equivalents      6,471   7,487     10,503  15,906
						  ______  ______    _______  ______

End of period cash and cash equivalents          $13,892   7,669     13,892   7,669
						  ======  ======    =======  ======

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest expenses                               $1,400   1,872      2,812   3,752
						  ======  ======    =======  ======

  Income taxes                                      $542      44      1,107      44
						  ======  ======    =======  ======


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

	     Management's Discussion And Analysis Of Financial Condition
			      And Results Of Operations

	     RESULTS OF OPERATIONS

	     Sales:
		  Sales decreased 1.61% for the thirteen-week period and
	     increased 0.10% for the twenty-six week period, compared with corresponding periods last year. Sales for stores open during the current and prior year periods ("same store sales") decreased 3.32% for the thirteen-week period and decreased 1.58% for the twenty-six week period. The decreases in same store sales resulted from increased levels of promotional activity by competitors, new supermarket openings by competitors, and last year's periods included a promotion by the Company in which retail prices were lowered on thousands of items. Last year's same store sales increased 6.97% and 6.87% for the thirteen and twenty-six week periods, respectively.
		  At December 28, 1996, the Company operated 119
	     supermarkets and ten liquor stores compared with 117 supermarkets and ten liquor stores at December 30, 1995. During the current thirteen-week period, the Company expanded one supermarket. During the current twenty-six week period, the Company opened one new supermarket, acquired one supermarket, and expanded one supermarket.

	     Gross Profit:
		  Gross profit as a percentage of sales increased from
	     23.34% to 23.89% for the thirteen-week period and increased from 22.85% to 23.21% for the twenty-six week period. The increases for both periods were the result of increased levels of purchase allowances from vendors (which resulted in a lower cost of merchandise inventories) and selective retail price adjustments.

	     Selling, General and Administrative ("SG & A") Expenses:
		  Selling, general and administrative expenses in dollars
	     increased $1.850 million for the thirteen-week period and increased $2.538 million for the twenty-six week period, as compared to last year's corresponding periods. The increases in SG & A dollars for both periods were the result of higher costs for advertising (which increased because of costs from the introduction of a new beef program and a new advertising program featuring price comparisons with competitors), legal fees (which increased because of costs associated with defense of law suits and a union organization attempt at the Company's distribution facility), and acquisition expenses (which included costs for possible acquisitions of supermarkets by the Company.) The Company has continued implementing cost reductions in all other areas of the business. Specifically, labor costs, bag costs, and store supply costs all decreased as compared to last year's periods (even though the Company operated additional supermarkets in the current periods.)
		  Selling, general and administrative expenses as a
	     percentage of sales increased from 22.21% to 23.26%   for
	     the thirteen-week period and increased from 22.18% to 22.61% for the twenty-six week period. SG & A as a percentage of sales increased in the thirteen-week period because of lower sales combined with increased levels of expenses. The increase in the twenty-six week period was because of increased levels of expenses.

	     Interest Expense, Net:
		  Interest expense, net decreased $439,000 for the
	     thirteen-week period and decreased $920,000 for the twenty-six week period, as compared to corresponding periods from last year. Interest expense decreased for both periods because of lower levels of long-term indebtedness.

	     Income Taxes:
		  The effective rate for income taxes increased from
	     37.32% to 45.17% for the thirteen-week period and decreased from 68.48% to 42.77% for the twenty-six week period. The effective rates in the current year's periods exceed the statutory tax rate because of the low levels of earnings combined with certain expenses which were not deductible for tax purposes.

	     Management's Discussion And Analysis Of Financial Condition
			      And Results Of Operations

	     LIQUIDITY AND CAPITAL RESOURCES

		  Cash flows generated by (used in) operating activities
	     were $.845 million for the thirteen week period and ($.342) million for the twenty-six week period. Last year's corresponding amounts were $4.092 million and $1.936 million for the thirteen and twenty-six week periods, respectively. Historically, the Company has funded working capital requirements, capital requirements, and other cash requirements primarily through cash flows from operations. However, if an insufficient amount of cash flows are generated, the Company may draw on a short-term revolving loan. The Company may borrow up to $75 million under the revolving loan of which $48 million is available for future use. The revolving loan expires June, 1998.
		  Cash used in investing activities was $3.519 million
	     and $5.462 million for the current thirteen and twenty-six week periods, respectively. Corresponding amounts from last year's periods were $4.024 million and $8.406 million for the thirteen and twenty-six week periods, respectively. The decreases in investing activities for both periods were because of reductions in purchases of equipment for new supermarkets, reductions in purchases of equipment for expanded supermarkets, and reductions in purchases of equipment for the Company's distribution facility.
		  Cash provided by (used in) financing activities was
	     $10.095 million and $9.193 million for the current thirteen and twenty-six week periods, respectively. Corresponding amounts from last year's periods were $.114 million and ($1.767) million, respectively. The increases in cash provided by financing activities were because of increased borrowing (as compared to last year's periods) under the Company's short-term borrowing facilities. At the end of the quarter ended December 28, 1996, the Company was in compliance with all financial covenants under the revolving loan agreement and its long-term debt agreement.

	     PART II.   OTHER INFORMATION

	     Item 1.   Legal Proceedings

		 For the thirteen week period ended December 28, 1996,
	     the Company had no significant developments related to legal matters. The Company is involved in various claims, administrative proceedings, and other legal proceedings which arise from time to time in connection with the ordinary conduct of the Company's business.


	     Item 2.   Changes in Securities   -   None


	     Item 3.   Defaults upon Senior Securities   -   None


	     Item 4.   Submission of Matters to a Vote of Security
		       Holders   -   None


	     Item 5.   Other Information

		  On December 20, 1996, the employees at the Company's
	     distribution center voted to become organized through the United Commercial Food Workers Union. It is uncertain as to when negotiations of the contract will be completed and a union contract in effect. Approximately 350 employees will be affected by this new union contract.


	     Item 6.   Exhibits and Reports on Form 8-K   -   None

				      SIGNATURES


		  Pursuant to the requirements of the Securities Exchange
	     Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						     DELCHAMPS, INC.

							Registrant


	     Date:  February 10, 1997                /s/ David W. Morrow
						       David W. Morrow,
						       Chairman of the
						       Board and Chief
						       Executive Officer


	     Date:  February 10, 1997                /s/ Richard W. LaTrace
						       Richard W. La Trace,
						       President



	     Date:  February 10, 1997                /s/ Timothy E. Kullman
						       Timothy E. Kullman,
						       Senior Vice President,
						       Chief Financial
						       Officer, Treasurer and
						       Secretary