Form 10-Q
period 1997-03-29
DELCHAMPS INC
filed 1997-05-13
CIK 729970

Securities And Exchange Commission

                          Washington, D.C.  20549



                                 FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


For the 13-Week Period Ended March 29, 1997

Commission File Number 0-12923


                              Delchamps, Inc.
                 -----------------------------------------
                       (Exact name of registrant as
                         specified in its charter)


       Alabama                                         63-0245434
-------------------------------                   ---------------------
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                    identification number)

305 Delchamps Drive, Mobile, AL                          36602
-------------------------------                   ---------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 7,119,999 shares at April 7, 1997.

                      DELCHAMPS, INC. AND SUBSIDIARY

                                   Index


                                                        Page No.
                                                        --------

Part 1.  Financial Information

     Item 1.  Financial Statements

          Condensed Balance Sheets -
              March 29, 1997 and June 29, 1996             1

          Condensed Statements of Earnings -
              Thirteen Weeks Ended March 29, 1997
              and March 30, 1996                           2
              Thirty-nine Weeks Ended March 29, 1997
              and March 30, 1996                           2

          Condensed Statements of Cash Flows -
              Thirteen Weeks Ended March 29, 1997
              and March 30, 1996                           3
          Thirty-nine Weeks Ended March 29, 1997
              and March 30, 1996                           3

          Notes to Condensed Financial Statements          4

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   5


Part II.  Other Information

     Item 1.  Legal Proceedings                            7

     Item 2.  Changes in Securities                        7

     Item 3.  Defaults upon Senior Securities              7

     Item 4.  Submission of Matters to a Vote of
              Security Holders                             7

     Item 5.  Other Information                            7

     Item 6.  Exhibits and Reports on Form 8-K             8

     Signatures                                            9


Part I.   Financial Information


                      DELCHAMPS, INC. AND SUBSIDIARY
                Condensed Balance Sheets - (In thousands)
                              (Unaudited)


                                          March 29, 1997      June 29, 1996*
                                        ______________________________________
                                         Amount  % Assets    Amount  % Assets
                                         ______  ________    ______  ________
ASSETS
Current assets:
  Cash and cash equivalents             $  10,106    4.11     10,503     4.12
  Trade accounts receivable                 6,705    2.73      8,422     3.30
  Merchandise inventories                  88,481   36.00     90,797    35.58
  Prepaid expenses                          2,371    0.96      1,376     0.54
  Income taxes receivable                       -       -        764     0.30
  Deferred income taxes                     5,785    2.35      3,878     1.52
                                          _______  ______    _______   ______
          Total current assets            113,448   46.16    115,740    45.36

Property and equipment:
  Land                                     13,744    5.59     15,210     5.96
  Buildings and improvements               57,383   23.35     58,111    22.77
  Fixtures and equipment                  228,088   92.81    221,090    86.64
  Construction in progress                  5,384    2.19      9,771     3.83
                                          _______  ______    _______   ______
                                          304,599  123.94    304,182   119.20
  Less accumulated depreciation
      and amortization                   (174,381) (70.95)  (166,931)  (65.42)
                                          _______  ______    _______   ______

          Net property and equipment      130,218   52.98    137,251    53.78

Other assets                                2,103    0.86      2,192     0.86
                                          _______  ______    _______   ______

Total assets                            $ 245,769  100.00  $ 255,183   100.00
                                        ========= =======  =========  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                         $  12,000    4.88     14,000     5.49
  Current portion of obligations
      under capital leases                    749    0.30        749     0.29
  Current portion of long-term debt         3,744    1.52      3,760     1.47
  Current portion of restructure
      obligation                            3,996    1.63      3,996     1.57
  Accounts payable                         43,180   17.57     48,308    18.93
  Accrued expenses                         26,151   10.64     22,860     8.96
                                          _______  ______    _______   ______
         Total current liabilities         89,820   36.55     93,673    36.71

Obligations under capital leases,
     excluding current portion              9,846    4.01     10,398     4.07
Long-term debt, excluding current
     portion                                8,036    3.27     10,839     4.25
Restructure obligation, excluding
     current portion                       12,388    5.04     15,668     6.14
Deferred income taxes                       9,490    3.86      9,225     3.62
Other liabilities                           2,305    0.94      2,455     0.96
                                          _______  ______    _______   ______
          Total liabilities               131,885   53.66    142,258    55.75

Stockholders' equity:
  Junior participating preferred
      stock of no par value -
      authorized 5,000,000
      shares; no shares issued                  -       -          -        -
  Common stock of $.01 par value -
      authorized 25,000,000 shares;
      issued 7,119,391 shares at
      March 29, 1997 and 7,112,320
      shares at June 29, 1996                  71    0.03         71     0.03
  Additional paid-in capital               19,810    8.06     19,657     7.70
  Retained earnings                        94,111   38.29     93,359    36.59
                                          _______  ______    _______   ______
                                          113,992   46.38    113,087    44.32

Less:   Unamortized restricted
        stock awards                         (108)  (0.04)      (162)   (0.07)
                                          _______  ______    _______   ______

          Total stockholders' equity      113,884   46.34    112,925    44.25

Total liabilities and stockholders'
  equity                                $ 245,769  100.00  $ 255,183   100.00
                                        =========  ======  =========   ======


See accompanying notes to condensed financial statements.

*   Condensed from Balance Sheet included in the 1996 Annual Report.







                             DELCHAMPS, INC. AND SUBSIDIARY
     Condensed Statements of Earnings - (In thousands except per share amounts)
                                      (Unaudited)





                                             Thirteen Weeks Ended                             Thirty-nine Weeks Ended
                               ________________________________________________     __________________________________________
                                     03/29/97                    03/30/96                03/29/97               03/30/96
                               ____________________        ____________________     ___________________    ___________________
                                Amount      % Sales        Amount       % Sales     Amount      % Sales    Amount      % Sales
                                ______      _______        ______       _______     ______      _______    ______      _______
Sales                         $ 273,753      100.00        280,225       100.00     836,054      100.00    841,967      100.00

Cost of sales                   204,571       74.73        214,331        76.49     636,388       76.12    647,991       76.96
                                _______     _______       ________      _______    ________     _______   ________     _______

Gross profit                     69,182       25.27         65,894        23.51     199,666       23.88    193,976       23.04

 Selling, general and
     Administrative expenses     63,476       23.19         62,302        22.23     190,598       22.80    186,589       22.16
                                _______     _______       ________      _______    ________     _______   ________     _______

Operating income                  5,706        2.08          3,592         1.28       9,068        1.08      7,387        0.88

 Interest expense, net            1,278        0.47          1,697         0.61       3,983        0.47      5,327        0.63
                                _______     _______       ________      _______    ________     _______   ________     _______

Earnings before income tax        4,428        1.62          1,895         0.68       5,085        0.61      2,060        0.24

Income tax expense                1,708        0.62            748         0.27       1,992        0.24        861        0.10
                                _______     _______       ________      _______    ________     _______   ________     _______

Net earnings                  $   2,720        0.99          1,147         0.41       3,093        0.37      1,199        0.14
                                =======     =======       ========      =======    ========     =======   ========     =======





Net earnings per common share $    0.38                       0.16                     0.43                   0.17
                                =======                    =======                  =======                =======
Weighted average number of
   common shares                  7,117                      7,110                    7,114                  7,110
                                =======                    =======                  =======                =======

Dividends declared
   per common share           $    0.11                       0.11                     0.33                   0.33
                                =======                    =======                  =======                =======



See accompanying notes to condensed financial statements.








                         DELCHAMPS, INC. AND SUBSIDIARY
              Condensed Statements of Cash Flows - (In thousands)
         Increase (Decrease) In Cash and Cash Equivalents (Unaudited)


                                                 Thirteen Weeks Ended  Thirty-nine Weeks Ended
                                                 ____________________  _______________________
                                                 03/29/97    03/30/96  03/29/97       03/29/96
                                                 ________    ________  ________       ________
Cash flows from operating activities:
  Net earnings                                    $2,720      1,147      3,093          1,199

Adjustments to reconcile net earnings to net
     cash provided by operating activities:
  Depreciation and amortization                    5,272      4,971     15,439         14,864
  (Gain) loss on sale of property and equipment   (2,071)        46     (2,059)          (244)
  Loss reserve on closed stores                      (68)       (95)      (219)          (351)
  Restricted stock award compensation expense         18         20         54             87
  Restructure obligation payments                 (1,114)      (893)    (2,853)        (2,803)
  Non cash director compensation expense             153          -        153              -
  Decrease (increase) in merchandise inventories   2,371     (5,222)     2,316         (6,163)
  Increase (decrease) in accounts payable and
  accrued expenses                                 5,063      5,548     (3,221)         3,026
  Decrease in income taxes receivable, net           510      3,625        764          4,297
  Other, net                                       1,577      1,111        622           (306)
                                                 _______     ______     ______         ______
Net cash flows provided by operating activities   14,431     10,258     14,089         13,606

Cash flows from investing activities:
  Additions to property and equipment             (5,382)    (3,784)   (11,142)       (14,108)
  Proceeds from sale of property and equipment     4,080          2      4,378            508
                                                 _______     ______     ______         ______

Net cash used in investing activities             (1,302)    (3,782)    (6,764)       (13,600)

Cash flows from financing activities:
  Payments on notes payable                      (15,000)    (2,000)    (2,000)             -
  Principal payments on obligations under
    capital leases                                  (189)      (168)      (552)          (491)
  Principal payments on long-term debt              (939)      (939)    (2,819)        (2,819)
  Dividends paid                                    (787)      (782)    (2,351)        (2,346)
                                                 _______     ______     ______         ______

Net cash used in financing activities            (16,915)    (3,889)    (7,722)        (5,656)

Net (decrease) increase in cash and cash
  equivalents                                     (3,786)     2,587       (397)        (5,650)

Beginning of period cash and cash equivalents     13,892      7,669     10,503         15,906
                                                 _______     ______     ______         ______

End of period cash and cash equivalents          $10,106     10,256     10,106         10,256
                                                 =======     ======     ======         ======
Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest expenses                               $1,367      1,730      4,179          5,482
                                                 =======     ======     ======         ======

  Income taxes                                    $1,336          7      2,443             51
                                                 =======     ======     ======         ======


See accompanying notes to condensed financial statements.


                                       3

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

          In the opinion of management, the
     accompanying unaudited consolidated
     financial statements include all
     adjustments necessary to present fairly, in all material respects, the results of operations of the Company for the periods presented. All such adjustments are of a normal recurring nature. The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.
     Certain information and footnote
     disclosures included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's 1996
     Annual Report.

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

    Management's Discussion And Analysis Of Financial
           Condition and Results of Operations


RESULTS OF OPERATIONS

Sales:

     Sales decreased 2.31% for the thirteen-week period and decreased 0.70% for the thirty-nine week period, compared with corresponding periods last year. Sales for stores open during the current and prior year periods decreased 3.48% for the thirteen-week period and decreased 2.21% for the thirty-nine week period.
     The decreases in sales for both periods resulted from increased levels of promotional activity by competitors and an increase in the number of store openings by competitors. In addition, sales levels from last year's periods were high because the Company introduced a promotional program which included reductions of retail prices on thousands of items (which resulted in same store sales increases of 10.17% and 7.92% for last year's thirteen and thirty-nine week periods, respectively, compared with corresponding periods in the prior year.) The decrease in sales volume was partially offset by selective retail price increases.
     At March 29, 1997, the Company operated 118
supermarkets and ten liquor stores compared with 117 supermarkets and ten liquor stores at March 30, 1996.
During the thirteen-week period, the Company remodeled one supermarket and closed one supermarket. During the thirty-nine week period, the Company opened two supermarkets, remodeled two supermarkets, and closed one supermarket.

Gross Profit:

     Gross profit as a percentage of sales increased from 23.51% to 25.27% for the thirteen-week period and increased from 23.04% to 23.88% for the thirty-nine week period. The increases for both periods were primarily due to increased levels of buying allowances from vendors which resulted in a lower cost of merchandise inventories.

Selling, General and Administration Expenses:

     Selling, general and administrative ("SG & A")
expenses increased $1.174 million for the thirteen-week
period and increased $4.009 million for the thirty-nine
week period.  Both periods include a $4.300 million
charge for the settlement of a lawsuit (which is further
discussed under the caption Legal Proceedings on page 7)
and a $2.080 million gain from the sale of real property
(a former warehouse in Mobile, Alabama and land near
Birmingham, Alabama.)  Excluding the legal settlement and
gain on sale of real property, SG & A expenses decreased
$1.046 million for the thirteen-week period and increased
$1.789 million for the thirty-nine week period.  The
thirty-nine week period also included 1) acquisition
expenses (for possible acquisitions of supermarkets by
the Company), 2) increased legal fees (which resulted
from defense of lawsuits and a union organization attempt
at the Company's distribution facility), and 3) increased
advertising costs (which resulted from the introduction
of a new beef program and a new advertising program
featuring price comparisons with competitors.)  The
Company has continued implementing cost reductions in all
other areas of the business.  Specifically, labor costs,
bag costs, and store supply costs all decreased as
compared to last year's periods.
     SG & A as a percentage of sales increased from
22.23% to 23.19% for the thirteen-week period and
increased from 22.16% to 22.80% for the thirty-nine week
period.   Excluding the legal settlement and gain from
sale of real property, SG & A as a percentage of sales increased from 22.23% to 22.38% for the thirteen-week period and increased from 22.16% to 22.53% for the thirty-nine week period. The increases for both periods were the result of decreased sales in the current year's periods.

    Management's Discussion And Analysis Of Financial
           Condition and Results of Operations





Interest Expense, Net:

     Interest expense, net decreased by $.42 million in the thirteen-week period and by $1.34 million in the thirty-nine week period. The decreases for both periods were the result of lower levels of indebtedness under the Company's revolving credit line and lower levels of long-term indebtedness.

Income Taxes:

     The effective rate for income taxes decreased from 39.47% to 38.57% for the thirteen-week period and decreased from 41.80% to 39.17% for the thirty-nine week period. The effective rates in the current year's periods approximate the federal and state statutory rates.

Net Earnings:

     Net earnings for the thirteen-week period ended
March 29, 1997 were $2,720,000, or $.38 per share, up
from $1,147,000, or $.16 per share, for the prior year period. Excluding the effects of the settlement and sale of real property, net earnings for the thirteen-week period were approximately $4,090,000, or $.57 per share.
For the thirty-nine week period ended March 29, 1997, net earnings were $3,093,000, or $.43 per share, up from $1,199,000, or $.17 per share, for the prior year period.
Excluding the effects of the settlement and sale of real estate in the third quarter, net earnings for the thirty-nine week period were approximately $4,463,000, or $.63 per share.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flows generated by operating activities were $14.431 million for the thirteen-week period and $14.089 million for the thirty-nine week period. Last year's corresponding amounts were $10.258 million and $13.606 million for the thirteen and thirty-nine week periods, respectively. Historically, the Company has funded working capital requirements, capital requirements, and other cash requirements primarily through cash flows from operations. However, if an insufficient amount of cash flows are generated, the Company may borrow up to $75 million under the revolving loan of which, as of March
29, 1997, $63 million was available for future use. The revolving loan expires in June, 1998.
     Cash used in investing activities was $1.302 million and $6.764 million for the current thirteen and thirty-nine week periods, respectively. Corresponding amounts from last year's periods were $3.782 million and $13.600 million for the thirteen and thirty-nine week periods, respectively. Cash used in investing activities decreased because of proceeds received from the sale of real property (the Company's former warehouse in Mobile, Alabama and land near Birmingham, Alabama).
     Cash used in financing activities was $16.915 million and $7.722 million for the current thirteen and thirty-nine week periods, respectively. Corresponding amounts from last year's periods were $3.889 million and $5.656 million, respectively. The changes in financing activities were due to increased debt payments (as compared to last year's periods) under the Company's short-term borrowing facilities. At the end of the quarter ended March 29, 1997, the Company was in compliance with all financial covenants under the revolving loan agreement and its long-term debt agreement.

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

In March, 1997, the Company settled five related lawsuits, each of which involved multiple plaintiffs alleging racially discriminatory practices in promoting and termination. The lead case styled Amanda Williams and Kenneth O. McLaughlin, on Behalf of Themselves and all Other Similarly Situated v. Delchamps was filed in August 1995 in the United States District Court for the
Southern District of Alabama. The lead case sought certification of a class, but class certification was denied by the Federal District Court. The settlement requires the Company to pay $4.3 million and to continue reviewing its existing employment practices with the assistance of independent consultants. The settlement agreement includes no admission of wrongdoing by the Company.

The allegations in the cases discussed above are similar to certain allegations in a case styled Tracie Kennedy v.
Delchamps, Inc., which was filed in January 1996 in the United States District Court for the Southern District of
Alabama. The case alleges both race and gender discrimination and also sought certification of a class.
In early May 1997, the Federal District Court denied certification of the class. The Company believes that it has meritorious defenses to the claims involved in this case and plans to defend the case vigorously.

In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business.
In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.


Item 2.    Changes in Securities    -    None


Item 3.    Defaults upon Senior Securities    -    None


Item 4.    Submission of Matters to a Vote of Security Holders    -    None


Item 5.    Other Information    -    None

Item  6.   Exhibits and Reports on Form 8-K

(a) The exhibits listed below and marked with an asterisk are filed herewith and are listed in the attached exhibit Index; the other exhibits are incorporated herein by reference to the document indicated.

3.1  Composite of the Company's Amended and
Restated Articles of Incorporation, as of November 11, 1996 (Exhibit 3.1 to the
Company's Form 10-Q for the 13-Week Period ended September 28, 1996)

3.2 Composite of the Company's By-laws, as of November 11, 1996 (Exhibit 3.2 to the
Company's Form 10-Q for the 13 Week Period ended September 28, 1996)

4    Specimen of Common Stock Certificate
(Exhibit 4(a) to the Company's Form 10-K for the fiscal year ended June 30, 1990)

10   Employment Agreement dated as of January
1, 1997 between the Company and David W.
Morrow*

27   Financial Data Schedule*

(b) No reports on Form 8-K have been filed by the Company during the quarter for which this report is being filed.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DELCHAMPS, INC.

                                        Registrant


Date:  May 12, 1997                     /s/ David W. Morrow
                                        _________________________
                                        David W. Morrow, Chairman
                                        of the Board and Chief
                                        Executive Officer


Date:  May 12, 1997                     /s/ Richard W. LaTrace
                                        _________________________
                                        Richard W. La Trace,
                                        President



Date:  May 12, 1997                     /s/ Timothy E. Kullman
                                        _________________________
                                        Timothy E. Kullman,
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        Treasurer and Secretary

                         EXHIBIT INDEX


                                                             Sequentially
Exhibit                                                        Numbered
Number              Description                                  Page

10             Employment Agreement dated as of January           11
               1, 1997 between the Company and David
               W. Morrow



27             Financial Data Schedule                            15

                        EMPLOYMENT AGREEMENT


     THIS AGREEMENT (the "Agreement") dated as of January 1,
1997 is by and between Delchamps, Inc. (the "Company"), and David W. Morrow ("Mr. Morrow"). The parties hereto agree as follows:

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

     2. Employment Term. Mr. Morrow's employment under this Agreement shall commence on January 1, 1997 and shall end at the close of business on December 31, 1997 (the
"Employment Term"). This Agreement may be terminated earlier as provided in Section 5 of this Agreement.

     3.   Compensation and Other Benefits.

          (a) For all services to be rendered by Mr. Morrow to the Company in any capacity under this Agreement, the Company shall pay Mr. Morrow the compensation and benefits described below:

               (i)   The  Company  shall pay  Mr.  Morrow  a
     weekly amount equal to the quotient of $400,000 divided by 52 weeks, or $7,692.31.

               (ii) Mr. Morrow shall be eligible to receive a cash bonus for the Company's fiscal year ending June 29, 1997 under the Company's annual incentive award program. In addition, if the Company pays bonuses under the Company's annual incentive program for the Company's fiscal year ending June 29, 1998, Mr. Morrow shall be entitled to receive the bonus for which he would be eligible, regardless of whether or not he is employed by the Company as of the end of such fiscal year; provided, however, that his bonus shall be prorated for the whole number of months in the fiscal year during which he was employed by the Company; and provided further, that he shall not be entitled to such bonus if his employment has been terminated due to his death or by the Company for any of the reasons set forth in Section 5(b).

               (iii)      The  Company  shall  provide   Mr.
     Morrow with benefits under the Company's vacation policy, longevity bonus plan, dental and medical benefits programs, group term life insurance plan, ESOP, incentive compensation plan, Profit Sharing Plan and any accident or disability plan on the same basis and subject to the same eligibility and other requirements and limitations as may be applicable to other employees of the Company.

               (iv)  Mr.  Morrow shall have the  use  of  an
     automobile at the Company's expense.

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

     5.   Termination.

          (a) This Agreement shall terminate upon the earlier of the expiration of the Employment Term, Mr. Morrow's death or a Change of Control of the Company as that term is defined in that certain Change of Control Agreement dated December 13, 1995 between Mr. Morrow and the Company.

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

     6. Effect of Termination or Removal from Office. If this Agreement is terminated for any of the reasons set forth in Section 5 of this Agreement, then the Company shall have no further obligations to Mr. Morrow under this Agreement. Mr. Morrow acknowledges that he holds his office as Chairman of the Board and Chief Executive Officer at the pleasure of the Board. If he is removed from office by the Board prior to the expiration of the Employment Term, other than pursuant to Section 5, then the only obligation that the Company shall have to him hereunder shall be to pay to him the salary described in paragraph 3(a)(i) of this Agreement until the termination of this Agreement on December 31, 1997.

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
                 Attention:  Timothy E. Kullman

       (b)  If to Mr. Morrow, to:

                 David W. Morrow
                 Olympic Towers Condominiums
                 Apartment 5A
                 Rodrigues Serra Number 1
                 Condado, Puerto Rico  00907

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

                                DELCHAMPS, INC.


                                By: __________________________________
                                          William W. Crawford
                                     Chairman, Compensation Committee
                                       of the Board of Directors



                                    ___________________________________
                                            David W. Morrow