Form 10-K
period 1997-06-30
DELCHAMPS INC
filed 1997-09-26
CIK 729970

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 1997

Commission File Number 0-12923
                               Delchamps, Inc.
                         ____________________________
                         (Exact name of registrant as
                          specified in its charter)

      Alabama                                           63-0245434
_______________________________
(State of other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                  Identification Number)

305 Delchamps Drive  Mobile, AL                             36602
_______________________________
(Address of Principal executive                            (Zip Code)
  offices)

      (334) 433-0431
______________________________
(Registrants telephone number
 including area code)

      Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No ____

   X Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at September 12, 1997 was approximately $126,000,000.

      The number of shares of Registrant's common stock, par value one cent ($.01) per share, outstanding at September 12, 1997, was 7,200,043.




                                    PART I

Item 1.  Business

      (a)   Delchamps, Inc. (the  "Company")  is  a corporation that was organized  under  the  laws of the State of Alabama in  1946;  from  the

Company's founding in 1921  until  it was incorporated, it operated as a partnership.  The Company operates a  chain  of  supermarkets  under the name "Delchamps" in Alabama, Florida, Louisiana and Mississippi  and has

operated  continuously  for  over  70  years.   In addition, the Company

operates ten liquor stores in the State of Florida.

      On  September 12, 1997, Delta Acquisition Corporation  ("Sub"),  a

wholly-owned   subsidiary  of  Jitney-Jungle  Stores  of  America,  Inc.

("Parent") acquired 5,317,510 shares of the Company's Common Stock, $.01

par  value  per  share   (the   "Shares"),  which  Shares,  representing

approximately 73.9% of the outstanding  Shares, were validly tendered by the Company's shareholders pursuant to Sub's cash tender offer commenced on  July 14, 1997.  The Company is now controlled  by  Parent,  and  its future operations, policies and strategies will be determined by Parent.

      The  number  of  supermarkets  operated  by  the  Company  were as follows:  118  at July 3, 1993, 118 at July 1, 1995 and 118 at June  28,

1997.  In addition  to regularly opening new stores, the Company expands and remodels existing units, and closes outmoded or unprofitable stores.

During the five years  ended  June  28,  1997,  the  Company  closed  17 outdated  or  unprofitable stores and opened 20 new stores.  The Company also remodeled  and  expanded  (which  includes  replacement  of certain fixtures  and equipment) 22 stores during the same five year period  and renovated (which  includes decor packages, new sign age and painting) 48 stores in 1996.

      Parent and the  Company  entered  into a settlement agreement with the Federal Trade Commission under which  the Company and Parent agreed,

under the terms of a proposed consent agreement,  to  divest five of the

Company's Stores to SUPERVALU, Inc. by February 12, 1998  or  one  month after the consent agreement becomes effective, whichever is later.

      Parent's  management  has  determined  to  close  thirteen  of the

Company's stores.  Seven of such stores are located in Alabama, four are located  in  Louisiana, one is located in Mississippi and one is located in Florida.

      The Company has one wholly-owned subsidiary, Supermarket Cigarette

Sales, Inc., which functions as the purchasing agent and distributor for cigarettes sold  by the Company's supermarkets in Louisiana, Mississippi and Florida.

      The 118 supermarkets  operated  by  the  Company  at June 28, 1997 range in size from 12,000 square feet to 61,980 square feet, and average

41,400  square  feet.   The average square footage of selling  area  per

supermarket increased from  approximately  30,559 square feet at July 3,

1993, to approximately 31,551 at June 28, 1997, and the total sales area in all stores increased from 3,606,000 to 3,723,000  square  feet during the same period.

      During fiscal year 1997, the Company opened two supermarkets,  and closed one supermarket and expanded five supermarkets.

      The  following  table  sets  forth certain statistical information with respect to the Company's operations for the period indicated:



                               DELCHAMPS, INC.

                        Selected Financial Information

                                          Fiscal Year Ended
                       ----------------------------------------------------
                       June 28,   June 29,   July 1,     July 2,    July 3,
                          1997       1996      1995        1994       1993
                       52 Weeks   52 Weeks   52 Weeks    52 Weeks   53 Weeks
                       --------   --------   --------    --------   --------
Sales (in thousands)  1,102,947  1,126,629  1,054,088   1,067,191  1,034,531
Number of
supermarkets:
  Opened in period          2         1         10           3          4
  Closed in period          1         2         12           1          1
  Total (1)               118       117        118         120        118
Average sales per
supermarket
 (in thousands) (2)     9,387     9,588      8,858       8,968      8,880
Total square feet of
selling  space (in
thousands):
 Opened in period          35        39        362         155        167
 Closed in period          19        86        348          22         19
 Total                  3,723     3,707      3,753       3,739      3,606
Total square feet of
selling space per
supermarket (1)        31,551    31,684     31,805      31,158     30,559
Average sales per
square foot   of
selling space (3)        297       302        281         291        293
_____________________________
(1)  At the end of period
(2) Sales for the period divided by the average number of supermarkets for the period
(3) Sales for the period divided by the average square feet of selling space for the period.

      (b)   Financial  information  on industry segments  and  lines  of business  is  omitted  because, apart from  its  principal  business  of operating retail self-service food stores and liquor stores, the Company had no other lines of business or industry segments.

      (c)(i)  Delchamps supermarkets  operate on a self-service basis, and are open seven days per week, except  Christmas  and  Thanksgiving.  The

supermarkets   are   clean,   spacious,  air-conditioned,  well-lighted,

colorfully decorated, well-stocked,  equipped  with  modern features and adjacent to off street parking facilities.  Customers  carry  their  own purchases  from  the check-out counters to their automobiles unless they ask for special assistance.

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

The Company also operates seven pharmacies.

      The  Company's  supermarkets  offer a selection  of  national  and regional band-name products, generic products and products bearing brand names  of  Topco Associates, Inc. ("Topco"),  a  cooperative  purchasing organization of which the Company is a share holding member.

      The Company's  affiliation  with  Topco,  the  largest cooperative grocery products purchasing organization in the United  States,  enables it  to  procure  quality merchandise on a competitive basis with larger,

national food retailers.  Topco's membership of 32 retail grocery chains and wholesalers located  throughout  the  United  States  enables  it to employ large volume techniques on behalf of its members.  Topco products are  sold  under its own brand names, such as "Food Club," "Topco," "Top

Fresh" and "Top  Frost,"  or  under generic labels.  Effective in fiscal year 1994, the Company began using  a  Delchamps  label  to  replace the

Topco  labels  on  certain  products.   The Company's purchases from  or

through  Topco were approximately 19% of total  inventory  purchases  in fiscal years 1997, 1996 and 1995.

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

      During  the  last three fiscal years,  the  Company's  supermarket products were purchased from over 1,000 suppliers, of which Topco was by far the most significant,  supplying  approximately 19% of the Company's

total inventory purchases during fiscal  year  1997.   No other supplier

accounted for more than 5% of the Company's purchases during  the fiscal year.  During fiscal year 1997, approximately 70% of inventories (valued at  cost)  were  supplied  to  the  Company's stores through its central

distribution facilities in Hammond.   The remaining items were furnished

directly  to  the  stores by local distributors.   Major  product  lines

supplied in this manner included beverages, bread and snack foods.

      Parent  has  announced   plans  to  close  the  Company's  central

distribution facilities in Hammond.

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

      The  Company  does  not  sell goods or services in an amount  that equals 10% or more of the Company's  consolidated  revenue to any single customer or group of customers under common control or to any affiliated group of customers.

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

Pacific  Tea Company ("A&P"), Bruno's Inc., and  Albertson's  Inc.,  and

other large  regional  and national food store chains.  Winn-Dixie, A&P,

Wal-Mart, K-Mart and Sam's  compete with the Company throughout Alabama,

Florida, Louisiana and Mississippi.   Bruno's  supermarkets compete with

the Company's Alabama, Florida and Mississippi Gulf  Coast supermarkets.

Albertson's  competes  with  the  Company  in the Florida panhandle  and certain locations in Louisiana.  The Company's supermarkets also compete with local supermarkets, specialty and convenience food stores and local chains that have significant market shares in limited areas, such as the

Schwegmann Brothers' Giant Supermarket chain  in Southeastern Louisiana.

Certain of the Company's major competitors have financial resources that are substantially greater than those of the Company.

            (xi)  The Company did not spend a material amount on Company sponsored research and development activities or  on  customer sponsored research  activities  relating  to  the  development  of  new  products,

services  or  techniques,  or  the  improvement  of  existing  products,

services or techniques during fiscal years 1997, 1996 and 1995.

            (xii) The Company's compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials  into the environment, or otherwise relating to the protection of the environment  has not had, and is not expected to have, a material effect upon its capital expenditures, earnings or competitive position.

            (xiii) At  the  end  of  fiscal  year  1997,  the Company had approximately  3,337  full-time and 4,597 part-time employees,  none  of whom is covered by a collective bargaining agreement.

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

Nearly all of its leases, including most of the leases negotiated in the last  five  years,  provide for the payment by  the  Company  of  taxes,

insurance and certain maintenance expenses, as well as additional rental

based  on  sales volume.   Seven  of  the  Company's  store  leases  are

scheduled to  expire  during the 1998 fiscal year, and no more than five leases will expire in any one year thereafter until the year 2005.

      When a store is closed, the Company attempts to sublease or assign its  lease.  The Company  is  presently  paying  $256,000  in  aggregate monthly rentals on twenty leases of closed stores that have not yet been fully sublet or assigned.

      The Company owns the furnishings and fixtures in all supermarkets.

It is anticipated that the Company will own the furnishings and fixtures in its stores presently under construction.

      The Company's central distribution center is on a 272-acre site in

Hammond,  Louisiana.   The distribution facility comprises approximately

662,000 square feet and  has fully automated dry grocery and frozen food warehouses.  The center also  contains  a  perishables warehouse, an ice manufacturing plant, a remote storage facility to house flammable items,

and a transportation facility.   Parent has  announced  plans  to  close

this central distribution facility.

      The  Company  owns  the  65,000  square foot building in which its corporate  headquarters  is  situated at 305  Delchamps  Drive,  Mobile,

Alabama, as well as a 2.7 acre parcel adjacent to the headquarters which

may  be  used  for future office  expansion  and  parking.   Parent  has

announced plans to close the Company's headquarters.



Item 3.  Legal Proceedings

      In March 1997,  The Company settled five related lawsuits, each of which  involved multiple  plaintiffs  alleging  racially  discriminatory practices  in  promotion  and  termination.  The lead case styled Amanda

Williams and Kenneth O. McLaughlin,  on  Behalf  of  Themselves  and all

Other  Similarly  Situated v. Delchamps was filed in August 1995 in  the

United States District  Court for the Southern District of Alabama.  The

lead case sought certification  of  a class, but class certification was

denied  by  the Federal District Court.   The  settlement  required  the

Company to pay  $4.3  million  and  to  continue  reviewing its existing employment  practices  with  the assistance of independent  consultants.

The settlement agreement includes  no  admission  of  wrongdoing  by the

Company.

      The  allegations  in  the  cases  discussed  above  are similar to certain allegations in a case styled Tracie Kennedy v. Delchamps,  Inc.,

which was filed in January 1996 in the United States District Court  for

the  Southern  District  of  Alabama.    The  case alleges both race and

gender discrimination and also sought certification  of  the  class.  In early May 1997, the Federal District Court denied certification  of  the

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



Item 4.  Submission of  Matters to a Vote of Security Holders

      The  Company  did  not  submit any matters to a vote  of  security holders during the fourth quarter  of  its  fiscal  year  ended June 28,

1997.


                              PART II

Item 5.  Market for the Registrant's Common Stock and Related Matters

DIVIDENDS AND STOCK PRICES

 The common stock of Delchamps, Inc. is traded on the Nasdaq National Market under the symbol DLCH. Trading commenced with the Company's Initial Public Offering on November 23, 1983. The following information represents the high and low sales prices on the Nasdaq's National Market.


Fiscal Year Ended June 28, 1997
                                High        Low
                                ----        ---
First Quarter                 25 1/4     18 1/4
Second Quarter                21 3/4     18 3/4
Third Quarter                 25 1/8     18 7/8
Fourth Quarter                32 3/8         23


Fiscal Year Ended June 29, 1996

                                High        Low
                                ----        ---
First Quarter                 21 3/4     17 1/4
Second Quarter                20 3/4     16 3/4
Third Quarter                 25 1/8     20 1/4
Fourth Quarter                24 1/2     20 1/2


 The Company has paid a regular quarterly dividend of $.07 per share from November 1, 1983 through August 1988, $.09 per share from
September 1988 through August 1989, $.10 per share from September 1989 through August 1990, and $.11 per share thereafter.
 As of September 24, 1997, there were approximately 1,334 shareholders of record.


      The following table sets forth the cash dividends declared  on the

Company's  common  stock  for  the two most recent fiscal years.  Future dividends will depend on the Company's  earnings, financial requirements and other relevant factors.

                                          1997        1996
                                          ----        ----
      First Quarter                      $0.11       $0.11
      Second Quarter                      0.11        0.11
      Third Quarter                       0.11        0.11
      Fourth Quarter                      0.11        0.11
                                         -----       -----
            TOTAL                        $0.44       $0.44
                                         =====       =====

      Restrictions on the Company's ability to pay dividends are set forth in Note 5 of the Company's financial statements under Item 8 below.

Item 6.  Selected Financial Data

FIVE YEAR FINANCIAL HIGHLIGHTS
(In thousands except per share amounts)

                                                                         FISCAL YEAR ENDED
                                                      June 28,    June 29,     July 1,     July 2,    July 3,
                                                        1997        1996        1995        1994        1993
      STATEMENT OF EARNINGS DATA:                    (52 Weeks)  (52 Weeks)  (52 Weeks)  (52 Weeks)  (53 Weeks)


     Sales                                           $1,102,947  $1,126,629  $1,054,088  $1,067,191  $1,034,531
     Operating income (loss)                             17,787      13,119     (34,991)     22,019      27,907
     Earnings (loss) before income taxes
          and cumulative effect of changes
          in accounting principles                       12,805       6,299     (40,266)     17,858      22,738
     Net earnings  (loss)                                 7,984       3,852     (25,666)     10,951      14,373
     Net earnings (loss)  per common share                 1.12        0.54       (3.61)       1.54        2.02
     Dividends per common share                            0.44        0.44        0.44        0.44        0.44
     Weighted average shares outstanding                  7,116       7,110       7,113       7,114       7,114




     BALANCE SHEET DATA:

     Working capital                                  $  29,140  $   22,067  $   22,920  $   54,926  $   49,511
     Total assets                                       243,461     255,183     269,412     263,269     252,052
     Long-term debt and obligations under
          capital leases, excluding current
          installments                                   16,698      21,237      25,745      32,169      39,503
     Stockholders' equity                               118,019     112,925     110,042     136,300     126,262


         Delchamps, Inc. founded in 1921, operates 118 grocery stores in Alabama, Florida, Louisiana and Mississippi. The
       Company also operates 10 liquor stores in Florida. A distribution center is located in Hammond, Louisiana.  Delchamps employs 8,000 people. The Company's stock is traded on the Nasdaq National Market, under the symbol DLCH.



Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

DELCHAMPS, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the financial statements and notes thereto contained herein.

ACQUISITION BY JITNEY-JUNGLE STORES OF AMERICA, INC.

  On July 8, 1997, the Company announced that it had entered into an agreement to be acquired by Jitney-Jungle Stores of America, Inc. The terms of the agreement are described in the Company's Schedule 14D-9, as amended, and in Jitney-Jungle's 14D-1, as amended, both of which have been filed with the Securities and Exchange Commission. Pursuant to the agreement, a wholly-owned subsidiary of Jitney-Jungle (the "Offeror") commenced a tender offer (the "Offer") for all outstanding shares of the Company's common stock at a price of $30 per share. The agreement provides, generally, that as soon as practicable after the consummation of the Offer and satisfaction or waiver of the other conditions set forth in the agreement, the Offeror will be merged with and into the Company (the "Merger"), and the Company will continue as the surviving corporation, and the remaining shareholders of the Company will receive $30 per share.

  The Company's Board of Directors unanimously approved the Offer, the Merger and the agreement, and determined that the consideration to be paid for the shares of the Company's common stock in the Offer and the Merger is fair to the Company's shareholders and that the Offer and the Merger are otherwise in the best interests of the Company and its shareholders. The Company's Board of Directors unanimously recommended that the Company's shareholders accept the Offer and tender their shares pursuant to the Offer and, if a shareholder vote on the Merger is required by Alabama law, vote in favor of the Merger.

  On September 12, 1997, Delta Acquisition Corporation ("Sub"), a wholly-owned subsidiary of Offeror, acquired 5,317,510 shares of the Company's Common Stock, $.01 par value per share (the "Shares"), which Shares, representing approximately 73.9% of the outstanding Shares, were validly tendered by the Company's shareholders pursuant to Sub's cash tender offer commenced on July 14, 1997. The Company is now controlled by Parent, and its future operations, policies, and strategies will be determined by Parent.


RESULTS OF OPERATIONS

At the end of the 1997 fiscal year the Company operated 118 supermarkets in Alabama, Florida, Mississippi and Louisiana, compared with 117 at the end of the 1996 fiscal year and 118 at the end of the 1995 fiscal year. The Company also operated ten liquor stores in Florida at the end of fiscal years 1997 and 1996 and twelve liquor stores at the end of fiscal year 1995. Results of operations set forth in the following tables and narrative are for 52-week periods in fiscal years 1997, 1996, and 1995. The Company's fiscal year ends on the Saturday closest to June 30.

During the past three years, increasingly competitive markets have made it difficult for the Company to achieve comparable store sales gains and improve profitability. During the Company's last three fiscal years, competitors have opened approximately 82 new supermarkets in the Company's operating regions, approximately 21 of which were opened in fiscal 1997. In fiscal 1997, the Company experienced a 2.1% decline in net sales and a 3.5% decline in same store sales. Although net sales and same store sales declined, gross margin improved, primarily as a result of selective retail price increases. The Company can give no assurances that improvements in profitability can be achieved if net sales and same store sales continue to decline as a result of competitive pressures.

Sales                         (Dollars in thousands)
                                          1997         1996         1995
                                          ----         ----         ----
Sales..........................   $  1,102,947    1,126,629    1,054,088
(Decrease) increase
  from prior year..........            (23,682)      72,541      (13,103)
Percentage (decrease)
  increase from
  prior year.................            (2.1%)         6.9%       (1.2%)
Percentage (decrease)
  increase in same
  store sales.................           (3.5%)         7.1%       (3.7%)

  In 1997, total sales declined 2.1% and same store sales declined 3.5%. Same store sales increase (decrease) by quarter follows: .1% in the first quarter, (3.3%) in the second quarter, (3.5%) in the third quarter, and (7.2%) in the fourth quarter. The Company believes the declines in same store sales were because a significant number of new supermarkets were opened by competitors (approximately 21 new supermarkets were opened by competitors during fiscal 1997), and competitors increased levels of promotional activity (which included a competitor introducing a frequent shopper card). In addition, the Company was competing against strong sales levels from fiscal year 1996 (explanations for the strong 1996 sales levels are discussed below).
  Although sales and same store sales declined, the Company's gross margin improved during fiscal year 1997, primarily as a result of selective retail price increases (as discussed below). The Company can give no assurances that improvements in gross margins can be sustained if sales and same store sales continue to decline.
  Sales increased in 1996 because a new merchandising program was implemented during the fourth quarter of fiscal year 1995, a new supermarket renovation program was implemented, and new programs were implemented in supermarket operations which improved customer service. The new merchandising program included: 1) reduced retail prices on thousands of items, 2) the amount of which coupons are doubled was increased from $.49 to $.50, and 3) a new advertising campaign was implemented to promote these changes. The new supermarket renovation program affected 48 supermarkets and included, for the most part, new decor packages, new in-store signage, and painting, and for some stores, new fixtures, cases, and shelving.
The new programs related to supermarket operations included: 1) implementation of new training programs for all levels of store personnel and 2) enhancement of a field specialist program in which field specialists (who have expertise in certain perishable departments) visit perishable departments in all supermarkets to improve quality and freshness of product, signage, and displays.
  Sales decreased in 1995 because the Company operated fewer supermarkets (118 at the end of fiscal 1995 compared to 120 at the end of fiscal 1994) and same store sales decreased 3.7%. The decrease in same store sales was primarily because of competitors opening new supermarkets and expanding existing supermarkets.


Gross Profit                              (Dollars in thousands)
                                         1997      1996       1995
                                         ----      ----       ----
Gross profit..................  $     272,069   263,240    255,551
Gross profit percentage....              24.7%     23.4%      24.2%
Increase  (decrease) from
  prior year................              1.3%     (.8%)     (1.2%)

  Gross profit percentage increased in 1997 primarily because of selective retail price increases (the Company believes its retail prices remain competitive and has continued the advertising campaign of "Low Price Leader, Overall") and increased levels of promotional and buying allowances from vendors (which resulted in a lower cost of merchandise).
  Gross profit percentage decreased in 1996 because a merchandising program, in which retail prices were reduced on thousands of items, was in place for all of 1996 (and was only in place for the last quarter of 1995).
  Gross profit percentage decreased in 1995 because a merchandising program, in which retail prices were reduced on thousands of items, was in place for the last quarter of 1995 and was not in place during the 1994 fiscal year.


Selling, General and
 Administrative Expenses                 (Dollars in thousands)
                                    1997          1996           1995
                                    ----          ----           ----
Selling, general and
  administrative
  ("S G & A").............$      254,282       250,121        290,542
Increase  (decrease)
  from prior year.........         4,161       (40,421)        41,734
S G & A as a
  percentage of sales.....           23.1%         22.2%        27.6%
Increase (decrease) in
  percentage from
  prior year................           .9%         (5.4%)        4.3%

  S G & A expenses increased in 1997 as compared to 1996 because legal expenses increased $5.3 million (which resulted primarily from the settlement of five related lawsuits which alleged racially discriminatory practices in promoting and terminating) and incentive expense increased $1.7 million (which resulted from improved pretax earnings). S G & A was favorably impacted by a $2.1 million gain on the sale of real property (a former warehouse in Mobile, Alabama and land near Birmingham, Alabama).
  S G & A expense decreased in 1996 because the 1995 fiscal year included restructuring charges of $28.8 million which resulted primarily from closed stores that could not be subleased in whole or in part. The 1995 year also included a goodwill write-off of $5.1 million which resulted from acquired assets which were consistently producing negative results, and supermarket salaries and wages decreased $5.4 million which resulted from the implementation of a labor scheduling program.
  S G & A expense increased in 1995 because restructuring charges of $28.8 million were recorded (as described above), a goodwill write-off of $5.1 million was recorded (as described above), and the Company implemented a 401 (k) program in fiscal 1995 which required Company contributions of $1.4 million.


Other Income and Expense                       (In thousands)
                                           1997     1996     1995
                                           ----     ----     ----
Interest expense..................  $     5,215    7,169    5,375
(Decrease) increase
  from prior year............            (1,954)   1,794    1,077
Interest income...............              233      349      100
(Decrease) increase
  from prior year ............             (116)     249      (37)

  Interest expense decreased in 1997 as compared to 1996 because of lower levels of indebtedness under the Company's revolving credit line (which resulted in part from increased earnings and reduced levels of capital expenditures) and lower levels of long-term indebtedness.
  Interest expense increased in 1996 because the Company's restructure obligation was outstanding for all of 1996 and only outstanding during the fourth quarter of 1995.
  Interest expense increased in 1995 because of higher levels of indebtedness on the Company's credit lines which was caused primarily by increased capital expenditures ($35.2 million in 1995 compared to $17.7 million in 1994) and because of interest related to the restructure obligation incurred in the fourth quarter of 1995.
  Interest income decreased in 1997, increased in 1996, and decreased in 1995. These changes in interest income are a function of invested cash.


Income Taxes                             (Dollars in thousands)
                                       1997      1996       1995
Income tax expense                     ----      ----       ----
  (benefit)...................$       4,851     2,447    (14,600)
Income tax effective rate...           37.9%     38.8%      36.3%
(Decrease) increase in rate
  from prior year..........             (.9%)     2.5%       1.5%

  The income tax effective rate in 1997 approximates the combined Federal and state statutory rates.
  The income tax effective rate increased in 1996 as compared to 1995 because of the expiration of the targeted jobs tax credit.
  In fiscal year 1995, the Company recorded an income tax benefit as a result of the loss in earnings before taxes. The effective tax rate was negatively affected by the goodwill write-off of $5.1 million (goodwill expense was not deductible for income tax purposes) and positively affected by targeted jobs tax credits.


Net Earnings                             (Dollars in thousands)
                                       1997       1996       1995
                                       ----       ----       ----
Net earnings (loss)................$  7,954      3,852    (25,666)
Increase (decrease)  from
  prior year........................  4,102     29,518    (36,617)
Net earnings (loss)
  percentage of sales.............       .7%        .3%     (2.4%)

  Net earnings increased in 1997 as compared to 1996 because of improved gross profit margins which resulted from selective retail price adjustments and increased levels of promotional and buying allowances.
  Net earnings increased in 1996 because of increased sales levels which resulted from positive customer response to merchandising programs and reduced expense levels which included decreased labor expense. In addition, the 1995 fiscal year included expenses resulting from a restructuring charge and goodwill write-off.
  Net earnings decreased in 1995 because of the decline in same store sales, a lower gross profit margin, and increased S G & A expenses resulting from a restructuring charge, a goodwill write-off, and costs for the implementation of a 401(k) benefit program.


Other                     (Dollars in thousands)
                                         1997        1996       1995
                                         ----        ----       ----
Provision for LIFO
  expense (benefit)...............  $     391         422        536
Inflation index....................   1.00425     1.00473    1.00375

  In fiscal years 1997, 1996, and 1995, the rate of inflation was less than one-half of 1%. The effect of inflation on the Company's operating earnings is considered to be minimal. Management does not expect the Company to be adversely affected by future inflation because a large number of its stores are leased at fixed rents for up to twenty year periods and because increases in the cost of merchandise can be generally passed on through retail price increases. While inflation has not had a material impact on past operating results, there is no assurance that the Company will not be affected by inflation in the future.

                             1997             1996          1995
                             ----             ----          ----
Inventory turnover
  (annual)              9.2 times        9.4 times     8.0 times
(Decrease) increase
  from prior year             (.2)             1.4            .1

  Inventory turnover decreased in 1997 as compared to 1996 because of decreased sales levels (same store sales decreased 3.5%). The effect of decreased sales was partially offset by reductions in merchandise inventory levels which decreased to $89.7 million in 1997 compared to $90.8 million in 1996. The reduction in merchandise inventory resulted from reduced inventory levels at the Company's warehouses.
  Inventory turnover increased in 1996 because of increased sales levels (same store sales increased 7.1%) combined with reductions in inventory levels. For fiscal year 1996 merchandise inventory was $90.8 million compared to $93.8 million for fiscal year 1995. The reduction in merchandise inventory was due to management's directive to reduce inventory levels in the Company's warehouses and supermarkets.
  Inventory turnover increased slightly in 1995 compared to 1994 because of decreases in the Company's merchandise inventories. For fiscal year 1995 merchandise inventory was $93.8 million compared to $105.7 million for fiscal year 1994. The reduction in merchandise inventory was due to management implementing a plan to reduce inventory levels at the Company's warehouses.

                           (Dollars in thousands)
                                           1997      1996       1995
                                           ----      ----       ----
Dividends paid......................$     3,131     3,130      3,131
Dividends per share.................       0.44      0.44       0.44
Dividends as a percentage
  of net earnings....................      39.4%     81.3%     (12.2%)

  For fiscal years 1997, 1996 and 1995, the Company paid annual dividends totaling $.44 per share.


LIQUIDITY AND CAPITAL RESOURCES

  Cash flows generated by operating activities were $23.3 million in
1997 compared to $39.1 million in 1996 and $25.2 million in 1995.
Cash flows from operating activities decreased in 1997 as compared to 1996 primarily because of lower levels of accounts payable. 1996 increased over 1995 primarily because of improved earnings.
Historically, the Company has funded working capital requirements, capital requirements, and other cash requirements primarily through cash flows from operations. However, if an insufficient amount of cash flows are generated, the Company may borrow up to $75 million under the revolving loan of which, as of June 28, 1997, $70.4 million was available for future use. The revolving loan expires in June, 1998.
  Cash used in investing activities was $11.2 million in 1997 compared to $21.0 million in 1996 and $34.6 million in 1995. During 1997, the Company opened 2 new supermarkets and remodeled 5 supermarkets. During 1996, the Company opened 1 supermarket, remodeled 1 supermarket, renovated 42 super-markets, purchased technology to enhance debit and credit transactions, and purchased security systems for substantially all locations. During 1995, the Company purchased 7 supermarkets from the Kroger Co., opened 3 supermarkets, remodeled 5 supermarkets, and purchased equipment which had been previously leased at the Company's distribution facilities.
  Cash (used in) provided by financing activities was ($17.0) million in 1997 compared to ($23.5) million in 1996 and $10.0 million in 1995. The changes for all periods were the result of activity under the Company's revolving loan agreement. At June 28, 1997, the Company was in compliance with all financial covenants under the revolving loan agreement and its long-term debt agreement.
   As part of the acquisition of the Company by Parent, the Company entered into an Amended and Restated Revolving Credit Agreement by and among Parent, Sub, certain other subsidiaries of Parent and the Company, on the one hand, and Fleet Capital Corporation, as agent, on the other hand. For more information about the credit facility please see Parent's
Schedule 14D-1, as amended, on file with the Securities and Exchange
Commission.


Item 8.  Financial Statements and Supplementary Data

DELCHAMPS, INC. AND SUBSIDIARY
Reports of Independent Auditors and Management

INDEPENDENT AUDITORS' REPORT
The Board of Directors and Stockholders
Delchamps, Inc.:

  We have audited the accompanying consolidated balance sheets of Delchamps, Inc. and subsidiary as of June 28, 1997 and June 29, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended June 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delchamps, Inc. and subsidiary at June 28, 1997 and June 29, 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended June 28, 1997, in conformity with generally accepted accounting principles.


                              /s/  KPMG Peat Marwick, L.L.P.
                              ------------------------------
                                   KPMG Peat Marwick, L.L.P.

August 8, 1997
Atlanta, Georgia


MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

  The Management of Delchamps, Inc. and
subsidiary (the "Company") is responsible for the preparation, integrity, and objectivity of the consolidated financial statements and related information appearing in the Annual Report. The consolidated financial statements were prepared in accordance with generally accepted accounting principles and include amounts and interpretations that are based on Management's best estimates and judgments.
  The Company maintains a system of internal accounting control which provides reasonable assurance that financial records are reliable for preparation of financial statements and that assets are properly accounted for and safeguarded.
  The consolidated financial statements were audited by KPMG Peat Marwick LLP, independent auditors appointed by the Stockholders of the Company upon the recommendation of the Board of Directors. The Audit and Finance Committee of the Board of Directors, the majority of whom are outside directors, meets periodically with the internal and independent auditors to review their accounting, financial and audit reports and any recommendations they have for improvements in the system of internal accounting control.

DELCHAMPS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 28, 1997 and June 29, 1996
(In thousands except share data)

--------------------------------------------------------------------------------
Assets                                                    1997        1996
--------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents (note 2)               $  5,670       10,503
     Trade and other accounts receivable                 7,961        8,422
     Merchandise inventories (notes 3 and 6)            89,726       90,797
     Prepaid expenses                                    2,094        1,376
     Income taxes receivable (note 10)                       -          764
     Deferred income taxes (note 10)                     6,525        3,878
                                                       -------      -------
                 Total current assets                  111,976      115,740
                                                       -------      -------

Property and equipment (note 4):
     Land                                               13,744       15,210
     Buildings and improvements                         59,079       58,111
     Fixtures and equipment                            233,542      221,090
     Construction in progress                            2,626        9,771
                                                       -------      -------
                                                       308,991      304,182
     Less accumulated depreciation and amortization    179,672      166,931
                                                       -------      -------
                 Net property and equipment            129,319      137,251
                                                       -------      -------

Other assets                                             2,166        2,192
                                                       -------      -------
                  Total assets                      $  243,461      255,183
                                                       =======      =======


-------------------------------------------------------------------------------
Liabilities and Stockholders' Equity                      1997         1996
-------------------------------------------------------------------------------
Current liabilities:
     Current installments of obligations under
         capital leases (note 4)                    $      844          749
     Current installments of long-term debt (note 5)     3,697        3,760
     Notes payable (note 6)                              4,600       14,000
     Restructure obligation (note 12)                    2,273        3,996
     Accounts payable                                   41,571       48,308

     Accrued expenses:
        Salaries and wages                               7,026        4,603
        Licenses and other taxes                         7,778        8,017
        Other                                           14,192       10,240
                                                       -------      -------
                  Total accrued expenses                28,996       22,860
                                                       -------      -------
      Income taxes (note 10)                               855            -

                  Total current liabilities             82,836       93,673
                                                       -------      -------
Obligations under capital leases, excluding current
    installments (note 4)                                9,556       10,398
Long-term debt, excluding current installments
    (note 5)                                             7,142       10,839
Restructure obligation (note 12)                        13,453       15,668
Deferred income taxes (note 10)                         10,211        9,225
Other liabilities                                        2,244        2,455
                                                       -------      -------
                  Total liabilities                    125,442      142,258
                                                       -------      -------
Stockholders' equity (notes 5 and 11):
     Junior participating preferred stock of no par value.
          Authorized 5,000,000 shares; no shares issued      -            -
     Common stock of $.01 par value.  Authorized
          25,000,000 shares; issued 7,121,749 shares
          in 1997 and 7,112,320 shares in 1996              71           71
     Additional paid-in capital                         19,856       19,657
     Retained earnings                                  98,182       93,359
                                                       -------      -------
                                                       118,109      113,087

     Less:
          Unamortized restricted stock award
                 compensation (note 8)                      90          162
                                                       -------      -------
          Total stockholders' equity                   118,019      112,925
                                                       -------      -------
Commitments and contingencies (notes 4, 8, 9, and 13)

     Total liabilities and stockholders' equity     $  243,461      255,183
                                                       =======      =======
See accompanying notes to consolidated financial statements.


DELCHAMPS, INC. AND SUBSIDIARY
Consolidated Statements of Earnings
Years ended June 28, 1997, June 29, 1996, and July 1, 1995 (In thousands except per share data)
-----------------------------------------------------------------------------------------------
                                                               1997         1996         1995
-----------------------------------------------------------------------------------------------

Sales                                                  $  1,102,947    1,126,629    1,054,088
Cost of sales (note 3)                                      830,878      863,389      798,537
                                                          ---------    ---------    ---------
            Gross profit                                    272,069      263,240      255,551

Selling, general and administrative expenses ("S G & A"):
     Restructuring charge (note 12)                               -            -       28,779
     Other S G & A                                          254,282      250,121      261,763
                                                          ---------    ---------    ---------
     Total S G & A                                          254,282      250,121      290,542
                                                          ---------    ---------    ---------
                  Operating income (loss)                    17,787       13,119      (34,991)
                                                          ---------    ---------    ---------
Other (expense) income:
     Interest expense                                        (5,215)      (7,169)      (5,375)
     Interest income                                            233          349          100
                                                          ---------    ---------    ---------
     Total other (expense) income                            (4,982)      (6,820)      (5,275)
                                                          ---------    ---------    ---------

        Earnings (loss) before income taxes                  12,805        6,299      (40,266)

Income tax expense (benefit)  (note 10)                       4,851        2,447      (14,600)
                                                          ---------    ---------    ---------
Net earnings (loss)                                   $       7,954        3,852      (25,666)
                                                          =========    =========    =========

Net earnings (loss) per common share                  $        1.12         0.54        (3.61)
                                                          =========    =========    =========
Weighted average number of common shares                      7,116        7,110        7,113
                                                          =========    =========    =========
See accompanying notes to consolidated financial statements.



DELCHAMPS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity Years ended June 28, 1997, June 29, 1996, and July 1, 1995 (In thousands)


                                           Common Stock
                                             Issued            Additional                       Restricted    Total
                                                                Paid-In    Retained  Guaranteed   Stock    Stockholders'
                                             Shares    Amount   Capital    Earnings   ESOP Debt   Awards      Equity
                                             ------    ------   -------    --------  ----------   ------   -------------

Balances at July 2, 1994                      7,114  $     71    19,731     121,434     (4,000)      (936)    136,300

Amortization of restricted stock awards           -         -         -           -          -        539         539
Retirement of restricted stock awards            (5)        -      (128)          -          -        128           -
Reduction of guaranteed ESOP debt                 -         -         -           -      2,000          -       2,000
Net loss                                          -         -         -     (25,666)         -          -     (25,666)
Dividends declared of $.44 per share              -         -         -      (3,131)         -          -      (3,131)
                                             ------    ------    ------      ------     ------     ------      ------
Balances at July 1, 1995                      7,109        71    19,603      92,637     (2,000)      (269)    110,042

Amortization of restricted stock awards           -         -         -           -          -         21          21
Retirement of restricted stock awards            (3)        -       (86)          -          -         86           -
Reduction of guaranteed ESOP debt                 -         -         -           -      2,000          -       2,000
Issuance of shares for director compensation      4         -       108           -          -          -         108
Stock options exercised (note 14)                 2         -        32           -          -          -          32
Net earnings                                      -         -         -       3,852          -          -       3,852
Dividends declared of $.44 per share              -         -         -      (3,130)         -          -      (3,130)
                                             ------    ------    ------      ------     ------     ------      ------
Balances at June 29, 1996                     7,112        71    19,657      93,359          -       (162)    112,925

Amortization of restricted stock awards           -         -         -           -          -         72          72
Issuance of shares for director compensatio       8         -       167           -          -          -         167
Stock options exercised (note 14)                 2         -        32           -          -          -          32
Net earnings                                      -         -         -       7,954          -          -       7,954
Dividends declared of $.44 per share              -         -         -      (3,131)         -          -      (3,131)
                                             ------    ------    ------      ------     ------     ------      ------
Balances at June 28, 1997                     7,122  $     71    19,856      98,182          -        (90)    118,019
                                             ======    ======    ======      ======     ======     ======      ======

See accompanying notes to consolidated financial statements.


DELCHAMPS, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended June 28, 1997, June 29, 1996, and July 1, 1995 (In thousands)


-------------------------------------------------------------------------------------------------
                                                                         1997      1996      1995
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net earnings (loss)                                            $   7,954     3,852   (25,666)
     Adjustments to reconcile net earnings to net cash (loss)
       provided by operating activities:
          Depreciation and amortization                                23,719    21,771    19,472
          Write-off of cost in excess of fair value of assets a             -         -     5,050
          (Gain) loss on sale of property and equipment                (2,054)     (420)      231
          Restricted stock award amortization                              72        21       667
          Non cash director compensation expense                          167       108         -
          Deferred income tax (benefit) expense                        (1,661)    1,928    (9,206)
          Decrease in merchandise inventories                           1,071     3,011    11,855
          (Decrease) increase in accounts payable, accrued expenses,
                and current portion of restructure obligation          (2,324)    5,567    10,887
          Increase  (decrease) in income taxes, net                     1,619     5,785    (6,491)
          (Decrease) increase in other liabilities and restructure
                obligation                                             (2,023)   (1,653)   19,113
          Increase in other assets                                     (3,203)     (890)     (716)
                                                                       -------   -------   -------
          Net cash flows provided by operating activities              23,337    39,080    25,196

Cash flows from investing activities:
     Additions to property and equipment                              (15,551)  (21,671)  (35,239)
     Proceeds from sale of property and equipment, net                  4,387       710       611
                                                                       -------   -------   -------
          Net cash used in investing activities                       (11,164)  (20,961)  (34,628)

Cash flows from financing activities:
     Principal payments on obligations under capital leases              (747)     (665)   (1,576)
     Principal payments on long-term debt and notes payable           (26,760)  (25,239)  (15,333)
     Proceeds from issuance of long-term debt and notes payable        13,600     5,480    30,000
     Issuance of stock options                                             32        32         -
     Dividends paid                                                    (3,131)   (3,130)   (3,131)
                                                                       -------   -------   -------
          Net cash (used in) provided by financing activities         (17,006)  (23,522)    9,960

Net (decrease) increase in cash and cash equivalents                   (4,833)   (5,403)      528

Cash and cash equivalents at beginning of year                         10,503    15,906    15,378
                                                                       -------   -------   -------
Cash and cash equivalents at end of year                        $       5,670    10,503    15,906
                                                                       =======   =======   =======
See accompanying notes to consolidated financial statements.



DELCHAMPS, INC. AND SUBSIDIARY
Notes To Consolidated Financial Statements
June 28, 1997, June 29, 1996, and July 1, 1995

 (1)  Summary of Significant Accounting Policies

  (a)  Description of Business
     Delchamps, Inc. and subsidiary (the "Company") are engaged in the business of retail food distribution through the Company's supermarkets located in Alabama, Florida, Louisiana, and Mississippi.

  (b)  Definition of Fiscal Year
     The Company's fiscal year ends on the Saturday closest to June 30.
        Fiscal years 1997, 1996 and 1995 all comprised 52 weeks.

  (c)  Principles of Consolidation
     The consolidated financial statements include the accounts of Delchamps, Inc. and its wholly owned wholesale subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

  (d)  Cash Equivalents
     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  (e)  Merchandise Inventories
     Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis for 89% of inventories in 1997, and 88% in 1996 and 87% in 1995. With respect to the remaining inventories, primarily produce and market, cost is determined on the first-in, first-out ("FIFO") basis. Inventories developed from the retail method comprised approximately 59% of total inventories in 1997, 58% in 1996, and 55% in 1995.

  (f)  Property and Equipment
     Property and equipment are stated at cost. Buildings and equipment acquired prior to July 1, 1984 are depreciated over the estimated useful lives of the respective assets using primarily the double-declining-balance method. Buildings and equipment acquired subsequent to July 1, 1984, are depreciated over the estimated useful lives of the respective assets using the straight-line method. Buildings and equipment under capital leases are stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or fair value of the property at the inception of the lease.
        Assets leased under capital leases and leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets. The Company uses the following periods for depreciating and amortizing property and equipment:

      Buildings...............................................10 - 50 years
      Leasehold improvement........................................10 years
      Fixtures and equipment...................................5 - 10 years

  (g)  Cost in Excess of Fair Value of Assets Acquired
     Cost in excess of fair value of assets acquired arose from the purchase of three supermarkets and real estate in fiscal year 1988. For fiscal years 1988 through 1994, amortization was recorded over a 40 year period on a straight-line basis.
     The acquired property did not achieve sales and earnings projections prepared at the time of the acquisition. The primary cause of the shortfall in the Company's projections was because of competitors increasing promotional activity, competitors opening new supermarkets, and competitors expanding existing supermarkets. The Company determined, based on the trend of operating results for 1988 through 1995, that the projected results of the acquired property would not support the future amortization of the remaining balance of the cost in excess of fair value of assets acquired. Accordingly, the Company wrote-off its remaining balance of cost in excess of fair value of assets acquired of $5.1 million in the fourth quarter of fiscal year 1995.

  (h)  Income Taxes
     Deferred tax liabilities or assets are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. The major temporary differences and their net effect are shown in the "Income Taxes" note.
     Job credits are recorded as a reduction of the provision for Federal income taxes in the year realized.

  (i)  Earnings Per Share
     Earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding.

  (j)   Management Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

  (k)   Fair Value of Financial Instruments
     The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

   (l)  Impairment of Long-Lived Assets
     Effective June 30, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No.121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, or to be disposed of. The implementation did not have a significant impact on the Company's financial condition or results of operation.

  (m)  Stock Compensation
     During fiscal year 1997, the Company adopted Statement of Financial
        Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which was effective for fiscal years beginning after December 15, 1995. The statement encourages the use of a fair-value-based method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Companies may, however, continue to measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies that continue to apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company has elected to continue to account for such plans under the provisions of APB No. 25. Compensation expense computed under the fair-value-based method is not significant to the financial statements as a whole, therefore pro forma disclosures have not been included.

(2) Cash Equivalents
  Cash equivalents are stated at cost which approximates market value.
     Cash equivalents at June 28, 1997 and June 29, 1996 consisted of the following:
                                    (In thousands)
                                                   1997     1996
                                                   ----     ----
Euro Dollar Time Deposits.....................   $    2    1,130
Marketable Unit Investment Fund............         856      856
Cash Management Tax Exempt Fund........              77       20
                                                  -----    -----
                                                 $  935    2,006
                                                  =====    =====

(3) Merchandise Inventories
  The Company uses the LIFO method of valuing certain of its merchandise inventories to minimize inflation-induced inventory profits and to achieve a better matching of current costs with current revenues. Inventories would increase by approximately $14,171,000 at June 28, 1997 and $13,780,000 at June 29, 1996 if all of the Company's inventories were stated at cost determined by the first-in, first-out method. Further, net earnings would increase by approximately $240,000 in fiscal year 1997, $262,000 in fiscal year 1996, and $322,000 in fiscal year 1995, after applying the Company's marginal tax rate and without assuming an investment return on the applicable income tax savings.
  The Company is a member of a cooperative association from which it purchases private label merchandise for resale and certain store equipment. Merchandise inventories purchased from this cooperative association approximated 19% of total inventory purchases in 1997, 1996, and 1995.
(4) Leases
  The Company leases certain store properties under capital leases that expire over the next 11 years. The Company also leases warehouses, store properties, and store equipment under noncancellable operating leases that expire over the next 20 years. Contingent rentals on store properties are paid as a percentage of sales in excess of a stipulated minimum. In the normal course of business, it is expected that most leases will be renewed or replaced by leases on other properties and equipment.
   Included in property and equipment are the following amounts applicable to capital leases:


                                    (In thousands)
                                                      1997    1996
                                                      ----    ----
  Buildings....................................   $ 13,998  13,998
  Fixtures and equipment.....................       19,040  19,040
                                                    ------  ------
                                                    33,038  33,038
  Less accumulated amortization............         27,578  26,888
                                                    ------  ------
                                                  $  5,460   6,150
                                                    ======  ======

  Future minimum lease payments under noncancellable operating leases and the present value of future minimum capital lease payments as of June 28, 1997 are as follows:

                                   (In thousands)
                                                    Capital     Operating
                                                     Leases       Leases
  Fiscal Year                                        ------       ------

     1998...........................               $  2,081       38,292
     1999...........................                  2,081       37,702
     2000...........................                  2,081       37,081
     2001...........................                  2,081       34,989
     2002...........................                  1,961       33,766
     Later years....................                  6,968      241,182
                                                      -----      -------
  Total minimum lease payments.........              17,253      423,012
                                                                 =======
     Less amount representing interest                6,853
                                                      -----
     Present value of net minimum
        capital lease payments..........             10,400
  Less current installments of obligations
     under capital leases..................             844
                                                      -----
  Long-term obligations under capital
     leases .................................      $  9,556
                                                      =====

  Rental expense and contingent rentals for operating
  leases are as follows:
                                              (In thousands)
                                        1997        1996        1995
                                        ----        ----        ----
  Minimum rentals...............    $ 45,329      45,514      43,552
  Contingent rentals..............       129          66          99
                                      ------      ------      ------
                                   $  45,458      45,580      43,651
                                      ======      ======      ======

  Most of the Company's leases stipulate that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased property.

(5) Long-term Debt
  Long-term debt as of June 28, 1997 and June 29, 1996 consisted of the following:

                                              (In thousands)
                                                1997       1996
                                                ----       ----
  5.51% note payable, due in 84
     monthly installments of $297,619
     in principal plus  interest, with
     the final installment due
     July 1, 2000, unsecured..........     $  10,714     14,286
  Note payable, with interest rates based
     on LIBOR + 1.5%, due
     in 60 monthly installments of
     $15,625 in principal plus interest,
     with the final installment due
     March 1, 1998, secured by
     deposit accounts with the lender ...        125        313
                                              ------     ------
      Total long-term debt...............     10,839     14,599

     Less current installments............     3,697      3,760
                                              ------     ------
     Long-term debt, excluding
       current installments..............  $   7,142     10,839
                                              ======     ======

  Agreements underlying the notes payable contain restrictive covenants which limit the payment of dividends, additional debt, lease rentals, and transactions with affiliates, and require maintenance of certain working capital and equity levels. At June 28, 1997, the Company was in compliance with all covenants. At June 28, 1997, approximately $4,950,000 of the Company's retained earnings was available for the payment of dividends under such restrictive provisions.
  Cash payments for interest were approximately $5,268,000, $7,129,000, and $5,368,000 in 1997, 1996 and 1995, respectively.
  Aggregate annual maturities of long-term debt for fiscal years after June 28, 1997 are approximately as follows:

                                        (In thousands)
       Fiscal year                      Annual maturities
       -----------                      -----------------
        1998                            $       3,697
        1999                                    3,571
        2000                                    3,571
                                             --------
                                        $      10,839
                                             ========

  Based on the borrowing rates currently available to the Company for long-term debt with similar terms and maturities, the fair value of the long-term debt outstanding at June 28, 1997 approximates the carrying value, with the exception of the 5.51% note payable which
     the fair value approximates $10.0   million at June 28, 1997 and
     $13.7 million at June 29, 1996. The fair value was estimated using a discounted cash flow analysis based on the Company's borrowing rate for similar liabilities.

(6) Notes Payable
  Short-term borrowings as of June 28, 1997 and June 29, 1996 consisted of the following:
                                                    (In thousands)
                                                   1997        1996
     Revolving loan commitments, due on
       various dates throughout fiscal 1998
       and fiscal 1997, respectively,
       with interest rates based on LIBOR +
       1.25%, secured by all of the
       Company's inventory ............        $  4,600      14,000

  On June 29, 1995, the Company entered into a $75,000,000 revolving loan credit agreement. The revolving loan agreement is committed through June, 1998. There is an annual commitment fee of .25 of 1% on the unused portion. At the Company's option, interest under the agreement may be based on LIBOR or the prime rate. As of June 28, 1997, the Company is committed to LIBOR contracts which expire no later than July 28, 1997 and have a weighted average interest rate of 6.9375%.
  The credit agreement requires the Company to maintain minimum levels of earnings and to comply with stated debt covenants. At June 28, 1997, the Company was in compliance with all covenants.

(7) Leveraged Employee Stock Ownership Plan
  In November 1987, the Company leveraged its existing Employee Stock
     Ownership Plan ("ESOP"). The ESOP used the proceeds of the loan to purchase approximately 1,097,000 shares of the Company's common stock. The common stock was held by the ESOP trustee in a suspense account and these shares served as collateral for the loan. Each year through fiscal year 1996, the Company made a contribution to the ESOP which the trustee used to make principal payments. With each loan payment a portion of the common stock was released from the suspense account and allocated to participating employees. The Company was required to pay interest on the loan in excess of any dividends received on unallocated shares. The Company guaranteed $20 million of ESOP debt under the loan agreement. On June 26, 1996, the ESOP loan was repaid in full. Therefore, as of June 28, 1997 and June 29, 1996, all shares have been allocated to participants and no shares remain in the "suspense account."

 (8)  Employee Benefit and Incentive Plans
   The Company has an employee stock ownership plan and a profit sharing plan pursuant to section 401(k) of the Internal Revenue Code which cover substantially all employees who have completed two years of service. The profit sharing plan was implemented in fiscal year 1995. Participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The plan provides for a matching contribution by the Company. The total annual contributions to these plans by the Company for fiscal years 1997, 1996, and 1995 were as follows:

                                              (In thousands)
                                         1997       1996       1995
                                         ----       ----       ----
Employee stock ownership plan       $       -      2,000      2,000
Profit sharing plan                     1,055      1,157      1,421
                                        -----      -----      -----
                                    $   1,055      3,157      3,421

   The Company has an incentive compensation plan for certain management personnel tied to the Company's overall performance. Incentive compensation expense was $2,943,000 in 1997 and $1,252,000 in 1996. Incentive compensation was not paid in 1995.
   In fiscal 1988, the Company adopted, with stockholder approval, a restricted stock award plan. The plan provides that a maximum of 150,000 shares of common stock be awarded to key executives.
     During 1989, 138,000 shares were awarded to key executives at a price of $.01 per share. No shares have been awarded since 1989. These awarded shares are held by the Company for future distribution in accordance with the provisions of the plan. Total compensation expense to be charged to operations over the term of the plan is approximately $3,209,000. Total compensation expense associated with the plan was determined based on the market value of the stock at the date of award, and is being amortized on a straight-line basis over the period the restrictions lapse.
     Charges to operations for this plan were approximately $72,000 in 1997, $21,000 in 1996, and $293,000 in 1995.

(9) Postemployment Benefits Other Than Pensions
  The Company provides a postemployment longevity bonus to associates that leave employment after either attaining age 55 or completing 25 years of service. The amount of longevity bonus is based on length of service and is recognized on an accrual basis as employees perform services to earn the benefits.. Longevity bonus expense was $304,000 in 1997 and 1996, and $276,000 in 1995.

 (10) Income Taxes

   The components of income tax expense (benefit) are as follows:

                                      (In thousands)
                              Current      Deferred        Total

   1997:
     Federal               $    5,750        (1,467)       4,283
     State                        762          (194)         568
                                -----         -----        -----
                          $     6,512        (1,661)       4,851
                                =====         =====        =====
   1996:
     Federal              $       461         1,711        2,172
     State                         58           217          275
                                -----         -----        -----
                        $         519         1,928        2,447
                                =====         =====        =====
   1995:
     Federal            $      (4,746)       (8,101)     (12,847)
     State                       (648)       (1,105)      (1,753)
                                -----         -----       ------
                        $      (5,394)       (9,206)     (14,600)
                                =====         =====       ======

   The actual income tax expense (benefit) differs from the statutory tax rate for all years (computed by applying the U.S. Federal corporate rate to earnings (loss) before income taxes) as follows:

                                      (In thousands)
                                    1997       1996        1995

   Statutory tax rate           $  4,354      2,142     (13,690)
   Increase (reduction) in
     income taxes
     resulting from:
      State income taxes,
        net of Federal
        income tax benefit           570        270      (2,219)
   Targeted jobs tax credits           -        (25)       (385)
   Cost in excess of fair value
     of assets acquired                -          -       1,771
   Other, net                        (73)        60         (77)
     Actual tax expense            -----      -----      ------
     (benefit)                  $  4,851      2,447     (14,600)
                                   =====      =====      ======
   Effective tax rate               37.9%      38.8%       36.3%
                                   =====      =====       =====

   The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                   (In thousands)
                                                   1997        1996

   Deferred tax assets:
     Restructure obligation.................. $   6,054       7,531
     Capital lease obligation................     1,901       1,914
     Accrued self-insurance..................     4,515       2,879
     Accrued postemployment
        benefits.............................       847         888
     Other accrued liabilities...............     2,099       1,585
                                                 ------      ------
     Net deferred tax assets.................    15,416      14,797
                                                 ------      ------
   Deferred tax liabilities:
     Accelerated depreciation................    18,942      19,985
     Other...................................       160         159
     Total gross deferred
       liabilities...........................    19,102      20,144
                                                 ------      ------
   Net deferred tax liabilities.............. $   3,686       5,347
                                                 ======      ======

   No valuation allowance was recorded against the deferred tax assets at June 28, 1997. The Company's management believes the existing net deductible temporary differences comprising the total gross deferred tax assets will reverse during the periods in which the Company generates net taxable income.
   Cash payments for income taxes were approximately $5,454,000, $67,000, and $1,437,000 in 1997, 1996, and 1995, respectively.

(11) Share Purchase Rights Plan
   In October 1988, the Company adopted a Share Purchase Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Junior Participating Preferred Stock at a purchase price of $70, subject to adjustment. The Company will be entitled to redeem the Rights at $.01 per Right at any time prior to the earlier of the expiration of the Rights in October 1998 or ten days following the time a person or group acquires or obtains the right to acquire a 15% position in the Company. The Rights do not have voting or dividend privileges. Until such time as they become exercisable, the Rights have no dilutive effect on the earnings per share of the Company.

(12) Restructuring Charge
   During fiscal year 1995, the Company recorded a pretax restructuring charge of $28.8 million. The charge reflected anticipated costs associated with a program to close certain underperforming stores which could not be subleased in whole or in part and, to a lesser extent, severance costs related to the termination of employment of former executives. Of the total $28.8 million restructuring reserve, $3.9 million, $5.9 million, and $3.2 million of costs and payments have been charged against the reserve for fiscal years 1997, 1996, and 1995, respectively. A detail of charges against the restructure obligation follows:

                                     (In thousands)
                                                   1997       1996       1995
                                                   ----       ----       ----
   Lease payments...........................$     3,045      3,691      1,421
   Fixture and equipment write-offs.......          138      1,828         24
   Severance payments......................         755        400      1,752
                                                  -----      -----      -----
                                            $     3,938      5,919      3,197
                                                  =====      =====      =====

(13) Commitments and Contingencies
   The Company is a defendant in various claims and legal actions considered to be in the normal course of business. Management intends to vigorously defend these claims and believes that the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition.
   In fiscal 1989, and subsequently, the Company has entered into certain agreements with officers and key management. The agreements contain provisions entitling each officer or employee covered by these agreements to receive from 1 to 3 times his annual compensation (as defined) if there is a change in control of the Company (as defined) and a termination of his employment. The agreements also provide for severance benefits under certain other circumstances. The agreements do not constitute employment contracts and only apply in circumstances following a change in control of the Company. In the event of a change in control of the Company and termination of all persons covered by these agreements, the cost would be approximately $12,100,000.

(14)  Stock Incentive Plan
    Key employees of the Company (including officers and directors who are also full-time employees of the Company) are eligible to receive one or more of the following: incentive stock options and non-qualified stock options, stock awards, restricted stock, performance shares, and cash awards. Approximately 460,800 stock options have been granted of which approximately 351,550 shares are exercisable as of June 28, 1997. The stock options expire from December 2000 through October 2006. Approximately 2,000 options were exercised in each of fiscal years 1997 and 1996. Exercise prices range from $17.88 to $23.00 which was market value at date of grant.

(15)  Selected Quarterly Financial Data (Unaudited)
    Selected quarterly financial data for the years ended June 28, 1997, and June 29, 1996 is summarized as follows:

                                   (In thousands except per share amounts)
                                              Fiscal quarters
                                   ____________________________________________
    1997                            Fourth       Third      Second       First
                                   -------     -------     -------     -------
    Sales................$         266,893     273,753     272,602     289,699
    Gross profit .........          72,404      69,182      65,116      65,367
    Earnings before tax..            7,713       4,428         321         343
    Net earnings..........           4,854       2,720         176         204
    Net earnings per
     common share..$                   .68         .38         .03         .03
    Dividends declared
      per common
      share............$              0.11        0.11        0.11        0.11



                    (In thousands except per share amounts)
                            Fiscal quarters
                                   ____________________________________________
    1996                            Fourth       Third      Second       First
                                   -------     -------     -------     -------
    Sales.................$        284,662     280,225     277,053     284,689
    Gross profit .........          68,171      65,684      64,915      64,470
    Earnings (loss)
      before tax........             4,236       1,897       1,290      (1,124)
    Net earnings (loss).             2,653       1,147         808        (756)
    Net earnings (loss)
      per common
      share.............$             0.37        0.16        0.12       (0.11)
    Dividends declared
      per common
      share.............$             0.11        0.11        0.11        0.11


(16)  Subsequent Event
    On July 8, 1997, the Company announced that it had entered into an agreement to be acquired by Jitney-Jungle Stores of America, Inc. The terms of the agreement are described in the Company's 14D-9 and in Jitney-Jungle's 14D-1, both of which have been filed with the Securities and Exchange Commission. Pursuant to the agreement, Jitney-Jungle has begun an all-cash tender offer for all of the Company's outstanding common stock at a price of $30 per share. Following successful completion of the tender offer, Jitney-Jungle will acquire for the same cash price any shares that are not tendered by means of a merger of Delchamps with a wholly owned subsidiary of Jitney-Jungle.
    The Company's Board of Directors has approved the transaction unanimously and has recommended approval by the Delchamps' stockholders.


Item 9.  Changes In and Disagreements  With  Accountants on Accounting and

Financial Disclosure

      There  have  been  no  changes in or disagreements  on  accounting principles or practices or financial  statement  disclosure  between the

Company  and  its  independent  certified public accountants within  the twenty-four months prior to June 28, 1997.



                                   PART III

Item 10.    Directors and Executive Officers of the Registrant

Current Directors of the Company

      Unless otherwise indicated, each director has been engaged in the principal occupation or employment shown for more than the past five years.
                                                               First    Serving
     Name, Age, Principal Occupation and                      Elected    Term
   Directorships in other Public Companies                    Director Expiring
   ---------------------------------------                    -------- --------
Carl F. Bailey, 66(1)(2)(3)                                      1987     1999
   Retired  President  and  Chief  Executive Officer,
   South Central Bell Telephone Company Retired Co-Chairman,
   BellSouth Telecommunications, Inc.

E. E. Bishop, 66(1)(2)(4)                                        1989     1997
   Member of Board of Directors, Morrison Fresh Cooking, Inc.
   (family restaurant chain) and Morrison Health Care, Inc.
   (food service provider for health care institutions)

Bruce C. Bruckmann, 43                                           1997     1997
   Director of the Parent since March 1996 and a principal in
   Bruckmann, Rosser, Sherrill & Co., Inc.,  LP.   He  was  an
   officer  and  subsequently  a Managing Director of Citicorp
   Venture Capital,  Ltd.  from  1983  through  1994.   Member
   of the Board of Directors or Chairman of the Board of AmeriSource Distribution Corp., CORT Business Services
   Corp., Chromcraft Revington, Inc. and Mohawk Industries,
   Inc., Town Sport Inc., Anvil Knitwear Inc., as well as several private companies.

William W. Crawford, 69(1)(2)(5)                                 1977     1998
   Retired  Senior  Vice  President  and  Secretary,  Kraft,
   Inc. (food, consumer and commercial products company)

Roger E. Friou, 62                                               1997     1997
   Director of the Parent since June 1984.  President of the
   Parent from March 1996 to May 1997.   Prior  to  1996,
   served  as  Vice  Chairman, Chief Financial Officer, and
   Secretary of the Parent since 1991.  Executive Vice
   President  of the Parent from 1984 to 1991.  Member of the
   Board of Directors of Parkway Properties Inc.   Resigned
   May 1997 as President of the Parent, but remains as a Director of the Parent.

W. H. Holman, Jr., 67                                            1997     1998
   Chairman  of  the  Board  of  the Parent since 1967.
   Chief Executive Officer of the Parent from 1967  until
   January 1997. Member of the Board of two private companies.

Michael E. Julian, 46                                            1997     1998
   President of the Parent since May 1997 and Chief Executive
   Officer of the Parent since January 1997. Director of the Parent since April 1996. From 1988 to January 1997, served as Chairman, President and Chief Executive Officer of Farm
   Fresh, Inc.

Harold O. Rosser, II, 48                                         1997     1999
   Director  of the Parent  since March 1996 and a principal
   in Bruckmann, Rosser, Sherrill & Co., Inc., LP.   He was an
   officer and subsequently a Managing Director of Citicorp
   Venture Capital, Ltd. from 1987  through  1994.   Member
   of the Board of Directors of Davco Restaurants, Inc., as well as a private company.

Stephen C. Sherrill, 44                                          1997     1999
   Director  of  the  Parent since March  1996 and a principal in Bruckmann, Rosser, Sherrill & Co.,  Inc.,  LP.  He was
   an  officer  and  subsequently  a  Managing Director of
   Citicorp Venture Capital, Ltd.  from  1983  through  1994.
   Member  of  the  Board of Directors of Galey & Lord, Inc.,
   and of several private companies.
___________________
(1)   Member of the Audit Committee.
(2)   Member of the Compensation Committee.
(3) In October 1991, Mr. Bailey retired as President and Chief Executive Officer of South Central Bell Telephone Company and Co-Chairman of BellSouth Telecommunications, Inc.
(4) Prior to June 1992, Mr. Bishop also served as Chief Executive Officer of Morrison Restaurants, Inc.
(5) Prior to September 1988, Mr. Crawford also served as Kraft's general counsel. He retired from Kraft in December 1988.


Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and greater-than-10% shareholders to file with the Securities and Exchange Commission reports of beneficial ownership and changes in beneficial ownership of the Company's Common Stock. All such reports were timely filed.

Current Officers of the Company

Executive Officers of the Registrant
------------------------------------

      All  Executive  Officers  are  appointed by the Board of Directors and, except in certain circumstances following  a change in control, may be removed at any time, with or without cause by the Board.

NAME                    POSITIONS HELD WITH COMPANY               AGE
----                    ---------------------------               ---
Michael E. Julian (1)   Chief Executive Officer, Chairman of      46
                        the Board and Vice President

Richard W. LaTrace      President                                 60

Timothy E. Kullman      Senior Vice President, Chief Financial    41
                        Officer Treasurer and Secretary

Frank L. Bennen         Senior Vice President, Operations         57

Thomas P. Robbins       Senior Vice President, Marketing          53

V. Lawrence Abreo       Vice President                            44
                        Management Information Services

Larry S. Griffin        Vice President, Real Estate               55

Thomas R. Trebesh       Vice President, Human Resources           48

David Black             Vice President and Assistant Secretary    44
--------------------
(1) Mr. David W. Morrow served as Chief Executive Officer of the Company and Chairman of the Board from April 1995 to September 19, 1997.


      Michael E. Julian was appointed a Vice President of the Company by

the Board on September 12, 1997 at the request of  Parent.    Mr. Julian

began  serving  as Chief Executive Officer and Chairman of the Board  on

September 19, 1997.

      Richard W.  LaTrace began employment with the Company in June 1995 and serves as President.  Prior  to  Delchamps,  Mr.  LaTrace  served as

President  and  Chief  Operating  Officer of XTRA Super Foods, Inc.  Mr.

LaTrace's experience also includes  serving  as  President  of Corporate

Retail at Wetterau, Inc. and Senior Vice President of Operations at ABCO

Markets, Inc.

      Timothy E. Kullman began employment in August 1994 and  serves  as

Senior Vice President, Chief Financial Officer, Treasurer and Secretary.

Mr.  Kullman  was previously with Farm Fresh, Inc., Norfolk, Virginia as

Senior  Vice  President  and  Chief  Financial  Officer.   He  was  also

associated with  Blue Cross/Blue Shield of Michigan as well as Deloitte,

Haskins and Sells of Detroit, Michigan.

      Frank L. Bennen began employment with the Company in June 1995 and serves as Senior Vice  President of Operations.  Prior to Delchamps, Mr.

Bennen served as President of Laneco, Inc., a chain of 52 retail stores.

Mr. Bennen's experience  also  includes  prior service with Skaggs Alpha

Beta Company and Alpha Beta Company.

      Thomas P. Robbins began employment with  the  Company  in  October

1995.   He  serves  as  Senior  Vice  President,  Marketing.   Prior  to

Delchamps, Mr. Robbins served as Senior Vice President of Operations and

Merchandising  at Thriftway Food and Drug.  Mr. Robbins' experience also includes prior service  with  Great  Atlantic  & Pacific Tea Company and

Kroger Company.

      V. Lawrence Abreo has been employed by the Company since 1971.  He serves as Vice President, Management and  Information  Services, and was

appointed  to  that position in January 1992.  Prior to that  time,  Mr.

Abreo was Director of Management Information Services.

      Larry S. Griffin  has been employed by the Company since 1964.  In

July 1995, Mr. Griffin was  named  Vice  President, Real Estate.  He was named Vice President, Planning and Development  in  April  1994,  Senior

Vice  President,  Merchandising  in  January  1992,  and Vice President,

Merchandising in July 1988.   In March 1987, he was appointed  Director,

Merchandising  and,  prior  to  that time, served as Director of Grocery

Merchandising.

      Thomas R. Trebesh has been employed by the Company since 1978.  He serves as a Vice President, Human  Resources,  and was appointed to that position in July 1995.  Prior to that time Mr. Trebesh  served  as  Vice

President, Personnel, and was appointed to that position in June 1993.

      David Black was appointed a Vice President and Assistant Secretary by the Board on September 12, 1997 at the request of Parent.



Item 11.    Executive Compensation

Summary of Executive Compensation

      The following table sets forth information with respect to compensation paid by the Company for services rendered in all capacities during the fiscal years ended July 1, 1995, June 29, 1996 and June 28, 1997 to each person who served as the Chief Executive Officer during the last fiscal year and to each of the four other most highly compensated persons who served as executive officers of the Company during the last fiscal year and whose salary and bonus exceeded $100,000.



                                                                 Long-Term
                                                                Compensation
                                                                ------------
                                                                   Awards
                                                                   ------
                                          Annual Compensation    Securities
                                          -------------------    Underlying   All Other
Name and Principal Position             Year    Salary    Bonus    Options   Compensation
---------------------------             ----    ------    -----    -------   ------------

David W. Morrow, Chairman of the
   Board and Chief Executive
   Officer (1)                         1997   $400,000  $225,000         -           -
                                       1996    520,000         -   100,000           -
                                       1995    112,000         -   100,000           -

Richard W. LaTrace, President (2)      1997    315,000   177,188    25,000           -
                                       1996    300,000   100,000    50,000     $32,000

Timothy E. Kullman, Senior Vice
   President, Chief Financial
   Officer, Treasurer and
   Secretary (3)                       1997    177,500    73,219     5,000           -
                                       1996    165,375         -    25,000           -
                                       1995    131,149         -     5,000      43,500(4)

Frank L. Bennen, Senior Vice
   President, Operations (5)           1997    175,000    72,188     5,000           -
                                       1996    160,000    25,000     5,000      23,130(4)
                                       1995      3,077         -         -           -

Thomas P. Robbins, Senior Vice
   President, Sales and Marketing (6)  1997    175,000    72,188     5,000           -
                                       1996    120,577    18,720     5,0001      8,760(4)
___________________

(1)   Mr.  Morrow  served  as  Chairman and Chief Executive Officer from
      April, 1995 to September 19, 1997.
(2)   Mr. LaTrace joined the Company in June, 1995.
(3)   Mr. Kullman joined the Company in August, 1994.
(4)   Consists of reimbursement of relocation expenses.
(5)   Mr. Bennen joined the Company in June, 1995.
(6)   Mr. Robbins joined the Company in October, 1995.




                      Option Grants in Last Fiscal Year

                       Individual Grants
----------------------------------------------------------------------
                    Number of    Percentage of                           Potential Realizable Value at
                   Securities    Total Options                              Assumed Annual Rates of
                   Underlying     Granted to                               Stock Price Appreciation
                    Options      Employees in    Exercise   Expiration          for Option Term
                   Granted(1)     Fiscal Year      Price       Date           5%                10%
                   ----------    -------------   --------   ----------       ----              -----


Richard W. LaTrace  25,000(2)        3.0%         $23.00     07/29/01      158,750            351,000
Timothy E. Kullman   5,000(2)        7.8%         $23.00     07/29/01       31,750             70,200
Frank L. Bennen      5,000(2)        7.8%         $23.00     07/29/01       31,750             70,200
Thomas P. Robbins    5,000(2)        7.8%         $23.00     07/29/01       31,750             70,200
_____________________

(1)   The options are exercisable at any time before expiration.
(2)   The options become exercisable  in  one-third  annual  increments,
      unless   the   Compensation   Committee   elects   to   accelerate
      exercisability.  In  addition,  the  options  automatically become exercisable in the event of a change of control of the Company.




                Aggregate Option Exercises in Last Fiscal Year and
                          Fiscal Year End Option Values

                      Shares
                     Acquired             Number of Unexercised       Value of Unexercised
                        on      Value    in-the-Money Options at     in-the-Money Options at
        Name         Exercise  Realized      Fiscal Year End             Fiscal Year End
        ----         --------  --------  ------------------------    ------------------------
                                        Exercisable  Unexercisable  Exercisable  Unexercisable
                                        -----------  -------------  -----------  -------------
David W. Morrow         None      $0      200,000             -      2,475,000            -
Richard W. LaTrace      None       0       33,335        41,666        425,021      406,242
Frank L. Bennen         None       0        3,334         6,666         40,008       58,742
Timothy E. Kullman      None       0        3,334         6,666         40,842       59,159
Thomas P. Robbins       None       0        1,667         3,333         20,838       39,996
                               ____________________



Compensation of Directors

      During the last fiscal year each director not otherwise employed by the Company received an annual retainer of $18,000 as well as a fee of $1,500 for each Board meeting attended and $650 for each Audit or Compensation Committee meeting attended. A director may elect to defer his retainer and meeting fees until the earlier of the director's 70th birthday or the date the director ceases to be a member of the Board. Deferred amounts earn interest at a rate equal to the interest paid on 90-day U.S. Treasury bills. During the last fiscal year directors could also choose to use their retainer and meeting fees to purchase Company Common Stock at a 25% discount from its trading price.

Compensation Committee Interlocks and Insider Participation

      During the last fiscal year, all members of the Board of Directors of the Company, other than David W. Morrow, Richard W. LaTrace and Timothy E. Kullman, served on the Compensation Committee. None of the members of the Compensation Committee have been officers or employees of the Company or any of its subsidiaries. No executive officer of the Company served in the last fiscal year as a director or a member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.

Compensation Committee Report on Executive Compensation

Compensation Philosophy

      The Compensation Committee of the Board of Directors (the "Committee") has been responsible for review and administration of the Company's executive compensation program. The Committee's strategy has been to develop and implement an executive compensation program that allows the Company to attract and retain highly qualified persons to manage the Company in order to enhance shareholder value. The objectives of this strategy were to provide a compensation package that permitted the recognition of individual contributions and achievements as well as Company results. Within this strategy, the Committee considered it essential to the vitality of the Company to maintain levels of compensation opportunity that were competitive with similar companies in the grocery industry. The Committee has recommended to the entire Board salary levels for the executive officers of the Company in the past. The Committee also administered the Company's annual incentive plan and the 1993 Stock Incentive Plan. In its deliberations, the Committee has taken into account the recommendations of appropriate Company officials and independent professional compensation consultants.

      Under the Omnibus Budget Reconciliation Act ("OBRA") enacted in 1993, publicly held companies may be prohibited from deducting as an expense for federal income tax purposes total compensation in excess of $1 million paid to certain executive officers in a single year. However, OBRA provides an exception for compensation that qualifies as "performance based." The Committee has not taken any action to qualify any portion of executive compensation as performance based.

Base Salaries

      Salaries for executive officers, including the Chief Executive Officer, have generally been based on evaluations of the executives' performance, their contributions to the performance of the Company, their responsibilities, experience and potential, and compensation practices for comparable positions at other companies in the grocery industry. The base salary opportunities have been targeted at the 50th percentile of a large group of both public and private supermarket chains. The comparison group included the companies that make up the Dow Jones Food Retailers Index but was weighted more heavily toward supermarket chains similar in size to the Company. Incremental amounts may have been earned above the 50th percentile for outstanding performance.

Annual Incentive Compensation

      Executive officers have been eligible for annual incentive awards. These awards were not in addition to market level compensation but are designed to place a significant part of an executive's annual compensation at risk. The Chief Executive Officer's award was based on corporate performance measured against pre-tax profit objectives set by the Committee at the beginning of the year. Awards to other executive officers were based on the same corporate performance measure and on individual achievement of specified objectives established by the Chief Executive Officer at the beginning of the year. Targeted awards were a percentage of the executive officer's base salary ranging from 15% to 50% based on the officer's position and salary grade. Awards based on Company performance have ranged from 25% of target for exceeding a threshold profit level to a maximum award of 50% greater than target for achieving or exceeding a maximum pre-tax profit goal. At year-end, individual performance of the other executive officers has been evaluated against pre-established objectives. The combination of base salary and an annual incentive award were intended to provide an executive the opportunity to earn total compensation slightly above the 50th percentile of the competitive marketplace if Company and individual goals were achieved.

Long-Term Incentive Plan

      To be consistent with the Company's executive compensation philosophy, the Committee has recommended that a significant portion of total executive compensation be tied directly to shareholders' results. Toward that end, the Board of Directors adopted the 1993 Stock Incentive Plan (the "Incentive Plan") and the Incentive Plan was approved by the Company's shareholders at the 1993 annual meeting. Stock options and other stock incentives have been an integral part of the Company's executive compensation program in order to align the interests of the executive officers with the interests of the Company's shareholders. The Committee granted stock options to the Company's executive officers in fiscal 1997 providing officers with the opportunity to buy and maintain an equity interest in the Company, thereby encouraging them to direct their efforts toward appreciation of the value of the Company's common shares. The number of options that a particular executive officer received was generally based upon the officer's base salary and level of responsibility. The options granted had an exercise price equal to the fair market value of the shares on the grant date and, to encourage a long-term perspective, generally vest over three years and have a ten-year term. Stock option compensation bears a direct relationship to corporate performance in that, over the long term, share price appreciation depends upon corporate performance, and without share price appreciation the options are of no value.

      With the acquisition of the Company by Parent and Sub, the Compensation philosophy of the Company is expected to be conformed to Parent's philosophy.

      Submitted by the Compensation Committee.

                        Carl F. Bailey
                        E. E. Bishop
                        William W. Crawford


Performance Graph

      The graph below compares the cumulative total shareholder return on the Company's Common Stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and the Dow Jones Food Retailers Index, in each case assuming the investment of $100 on June 26, 1992 at closing prices on June 26, 1992 and the reinvestment of dividends. The Dow Jones Food Retailers Index consists of the following eleven companies and is published periodically in the Wall Street
Journal: Albertson's, Inc., American Stores Company, Bruno's, Inc., Flemming Companies Inc., Food Lion, Inc., Giant Food Inc., The Great Atlantic & Pacific Tea Company, Inc., The Kroger Company, SUPERVALU INC., The Vons Companies, Inc. and Winn-Dixie Stores, Inc.


                    COMPARISON OF DELCHAMPS, INC., S&P 500 AND
                          DOW JONES FOOD RETAILERS INDEX

                                CHART APPEARS HERE

                                           Total Return for the Fiscal Year


                                       1992    1993    1994    1995    1996    1997

Delchamps                            100.00   98.13  115.10   97.47  122.79  155.70
S&P 500                              100.00  110.39  108.85  133.47  164.75  217.40
Dow Jones Food Retailers Index 100   100.00   98.80   95.90  119.18  137.92  178.61




Item 12.    Security   Ownership   of   Certain  Beneficial  Owners  and
Management

              SECURITY HOLDINGS OF DIRECTORS, EXECUTIVE OFFICERS AND
                            CERTAIN BENEFICIAL OWNERS

Security Holdings of Directors and Executive Officers

      The following table sets forth certain information concerning the beneficial ownership of Common Stock of the Company by each director, by each of the Offeror designees, by each executive officer for whom compensation information is disclosed under the heading "Summary of Executive Compensation" and by all directors and current executive officers of the Company as a group, as of September 28, 1997, determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. Unless otherwise indicated, the Common Stock shown is held with sole voting and investment power.

                                                        Number of    Percent
      Name of Beneficial Owner                           Shares    of Class(1)
      ------------------------                          ---------  -----------
      Current Directors:
      Bruce C. Bruckmann                                    -          *
      Carl F. Bailey                                        -          *
      E. E. Bishop                                          -          *
      William W. Crawford                                   -          *
      Roger P. Friou                                        -          *
      W. H. Holman, Jr.                                     -          *
      Michael E. Julian                                     -          *
      Harold O. Rosser, II                                  -          *
      Stephen C. Sherrill                                   -          *

      Named Executive Officers Who Are Not Also Directors or Nominees
      Frank L. Bennen                                       -          *
      Thomas P. Robbins                                     -          *
      Timothy E. Kullman                                    -          *
      Richard W. LaTrace                                    -          *
      David W. Morrow                                       -          *

      All directors and executive officers as a group       -          *

___________________
*Less than 1%.
(1) Shares subject to options exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of the
      Common Stock owned by such person individually and by all directors and executive officers as a group but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person.
                                 ________________


Security Holdings of Certain Beneficial Owners
                                                         Number of  Percent
   Name and Address                                        Shares   of Class
   ----------------                                      ---------  --------
   Jitney-Jungle Stores of America, Inc.(1)              5,317,510     73.9%
      1770 Ellis Avenue, Suite 200
      Jackson, Mississippi 39204

   Franklin Resources, Inc.(2)                             405,679     5.63%
      777 Marines Island Blvd.
      San Mateo, California  94404
__________________

(1) Bruckmann, Rosser, Sherrill & Co., L. P., the majority common shareholder of Jitney-Jungle, is a limited partnership, the sole general partner of which is BRS Partners, L.P. and the general mamager of which is BRS. The sole general partner of BRS Partners, L.P. is BRSE Associates, Inc. Bruce C. Bruckmann, Harold O. Rosser, II, Stephen C. Sherrill and Stephen F. Edwards are the only stockholders of BRS and BRSE Associates, Inc. The business address of each of the foregoing entities and persons is 126 East 56th Street, 29th Floor, New York, New York 10022. For purposes of Rule 13d-3 under the Exchange Act, the foregoing entities and persons may be deemed to share in the beneficial ownership of the Shares held by Jitney-Jungle, although the foregoing persons disclaim beneficial ownership of the Shares which may be deemed beneficially owned by BRS.

(2) As reported on Schedule 13D dated July 9, 1997 and filed with the Securities and Exchange Commission. According to the Schedule 13D: One or more of the advisory clients of Franklin Mutual Advisors, Inc. ("FMAI") is the owner of 405,679 Shares. Since FMAI's advisory contracts with its clients grant to FMAI the sole voting and investment power over the securities owned by its advisory clients, FMAI may be deemed to be, for purposes of Rule 13d-3 under the Exchange Act, the beneficial owner of the securities covered by the
Schedule 13D. FMAI is a wholly-owned subsidiary of Franklin Resaources, Inc. ("FRI"). Charles B. Johnson and Rupert H. Johnson, Jr. (the "Principal Shareholders") each own in excess of 10% of the outstanding common stock of FRI and are the principal shareholders of FRI. FRI and the Principal Shareholders therefore may be deemed to be, for purposes of Rule 13d-3 under the Exchange Act, the beneficial owners of securities held by persons and entities advised by FRI subsidiaries. However, no investment advisory personnel of FRI subsidiaries other than FMAI are involved in the investment management decisions of FMAI. Moreover, FMAI, FRI and the Principal Shareholders each disclaim any economic interest or beneficial ownership in any of the securities covered by the Schedule 13D owned by advisory clients of FRI subsidiaries.
                        __________________

Item 13.  Certain Relationships and Related Transactions

Employment, Indemnity and Change of Control Agreements

Employment Agreement

      The Company entered into an employment agreement with David W. Morrow dated as of January 1, 1997. The agreement is for a term of one year and is automatically superseded upon a change of control of the Company by his change of control agreement with the Company. Mr. Morrow is entitled under his employment agreement to a weekly salary of $7,692.31 ($400,000 for 52 weeks), plus a cash bonus under the Company's annual incentive award program (i) for the Company's fiscal year ended June 30, 1997 and (ii) on a prorated basis for the number of months in the Company's fiscal year ended June 30, 1998 during which he is employed by the Company. This Agreement has terminated by its terms due to the change of control.

      The Company has entered into  an  agreement  for termination of
employment  with  Mr.  Morrow dated as of September 19,  1997.   This
agreement provides that Mr. Morrow is entitled to a termination payment of $2,623,664 (including $697,500 as a gross up payment for related excise taxes) in satisfaction of the Company's obligations pursuant to the employment and change of control agreements between Mr. Morrow and the Company. Additionally, the Company will pay Mr. Morrow $2,325,000, less applicable withholding taxes, in exchange for his outstanding stock options pursuant to a cash out agreement between Mr. Morrow and the Company.

Indemnity Agreements

      The Company has entered into indemnity agreements with each of its directors pursuant to which the Company has agreed under certain circumstances to purchase and maintain directors' and officers' liability insurance, unless such insurance is not reasonably available or, in the reasonable judgment of the Board, there is insufficient benefit to the Company from such insurance. The agreements also provide that the Company will indemnify each director to the fullest extent permitted by law against any costs and expenses, judgments, settlements and fines incurred in connection with any claim involving him by reason of his position as director.

Change of Control Agreements

      The Company has entered into change of control agreements with each of its executive officers. The purpose of the agreements is to diminish the inevitable distraction of executives by the personal economic concerns and anxieties that are created by the possibility, threat or occurrence of a change of control and, thereby, to encourage the continued dedication of the executives to advancing the Company's business interests during such periods of uncertainty.

      The agreements do not constitute employment contracts and only apply in circumstances following a change of control. The agreements provide that certain employment and severance arrangements become effective if a change of control, as defined in the agreements, occurs within three years from the date of the agreements, with automatic annual extensions unless terminated after notice by the Company.

      If a change of control occurs during the term of the agreements, the agreements provide for continued employment of the executives, in at least comparable positions with at least comparable compensation and benefits, for three years following the change of control. If the Company terminates an executive's employment during such three-year period other than for cause or disability or if the executive terminates employment for good reason, the executive is entitled to receive, in addition to other accrued amounts such as vacation pay, a lump sum in cash equal to three times his annual base salary and bonus. An executive who continues employment for one year after a change of control earns a special bonus equal to his annual salary and bonus. In addition, an executive who continues employment for such one-year period may terminate employment during the 30-day period immediately following without any reason and receive the same benefits as if he had terminated for good reason. The agreements further provide for payment to the executive of an amount equal to the excise tax, if any, payable by the executive on his severance benefits. Health and other welfare benefits continue, following termination, for the remainder of the three-year period. The acquisition of the Company by Parent and Sub is a change of control under these agreements.

Director Compensation Plan

      In accordance with the Merger Agreement, the Company has amended the Director Compensation Plan to eliminate future issuances of stock.

Share Purchase Rights Agreement

        Pursuant to the Rights Agreement, dated as of October 14, 1988, as amended by the Amendment to the Rights Agreement dated as of October 16, 1992 and a Second Amendment to the Rights Agreement dated as of July 8, 1997, each between the Company and the Rights Agent, the Rights defined in the Rights Agreement have expired upon the acceptance of the Shares for payment by the Parent and Sub.


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports and Form

      (a)   Documents filed as part of this report:

      (3)   Exhibits

            The exhibits listed below and marked with an asterisk are filed herewith and are listed in the attached Exhibit Index; the other exhibits are incorporated herein by reference from the document indicated.

      (b) Reports on Form 8-K - There were no reports filed on Form 8-K during the quarter ended June 28, 1997.

Exhibit No.

      2 Agreement and Plan of Merger dated as of July 8, 1997 by and among the Company, Parent and Sub (Exhibit (2) to the Company's Form 8-K, dated July 8, 1997).

      3(a) Composite of Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 28, 1996).

      3(b) Composite of the Company's By-Laws (Exhibit 3.2 to the Company's Form 10-Q for the quarter ended September 28,
            1996).

      4(a) Specimen of Common Stock Certificate (Exhibit 4(a) to the Company's Form 10-K for fiscal year ended June 30, 1990).

      10(a) Membership  and  Licensing  Agreement  dated  August 1, 1973 between Topco Associates, Inc. and Delchamps, Inc. and attached copy of Articles of Incorporation and By-Laws of Topco Associates, Inc. (Exhibit 10(a) to Registration Statement on Form S-1, No. 2-86926).

      10(b) 1987 Restricted Stock Plan, as amended (Exhibit (c)(a) to the Company's Form 14D-9 dated July 14, 1997)

      10(c) Indemnity  Agreement  dated  November   24,   1987   between
            Delchamps, Inc. and First Alabama Bank (Exhibit (c)(7) to the Company's Form 14D-9 dated July 14, 1997

      10(d) Rights Agreement dated  October  14, 1988 (Exhibit (1) to the
            Company's Form 8-A, dated October 4, 1992).

      10(e) First Amendment to Rights Agreement dated October 16, 1992
            (Exhibit (1) to the Company's Amendment No. 1 on Form 8, dated November 4, 1992 to Form 8-A, dated October 4,
            1992).

      10(f) Second Amendment to Rights Agreement  dated  July  8, 1997
            (incorporated by reference to Exhibit (4) to the Company's Form 8-A/A dated July 8, 1997).

      10(g) Loan  agreement dated June 30, 1993 between Delchamps,  Inc.
            and the Great West Life and Annuity, Mutual of Omaha Insurance Company, and United of Omaha Insurance Company (Exhibit 10(g) to the Company's Form 10-K for the year ended July 3, 1993).

      10(h) Loan Agreement dated June 1995 between  Delchamps,  Inc. and
            Hibernia National Bank, as agent for itself and other banks (Exhibit 99 to the Company's Form 10-K for the year ended June 29, 1996).

      10(j) Agreement for Termination of Employment dated as of September 19, 1997, between the Company and David W. Morrow.*

      10(k) Form of Agreement between the Company and each officer and director of the Company relating to stock options.*

      10(l) 1993  Stock  Incentive  Plan (Exhibit 4.3 to the Company's
            Form S-8 filed on October  25,  1993 (Registration No. 33-
            70772)).

      10(m) Directors'  Stock  Option  Plan  (Exhibit   10.1   to  the
            Company's  Form  10-Q for the quarter ended September  28,
            1996).

      10(n) Director Compensation  Plan  (Exhibit 4.3 to the Company's
            Form  S-8 filed November 14, 1994  (Registration  No.  33-
            56447)).

      10(o) Form of  Director  Indemnity  Agreement (Exhibit 10 to the
            Company's Form 10-Q for the quarter  ended  September  28,
            1996).

      10(p) Management Incentive Compensation Plan (Exhibit (c)(8) to the Company's Schedule 14D-9 dated July 14, 1997).

      10(q) Form  of  Amended  and  Restated  Credit  Agreement  among
            Parent, the Company, certain other subsidiaries of Parent, certain lenders, DLJ Capital Funding, Inc., as documentation agent for the lenders and Fleet Capital Corporation as agent for the lenders, relating to certain borrowings in connection with the Offer and the Merger (Exhibit (b)(5) to Parent's Schedule 14D-1 (Amendment No.
            8) dated September 16, 1997).

      10(r) Form of Indenture by and among Parent,  Sub, certain other subsidiaries of Parent and the Company, on the one hand, and Marine Midland Bank, as trustee, on the other hand, relating to the issuance and sale of $200 million aggregate principal amount of 10-3/8% Senior Subordinated Notes due 2007 (Exhibit (b)(4) to Parent's Schedule 14D-1 (Amendment No. 7) dated September 12, 1997).

      21    Subsidiary of the Registrant.*

      23.1  Consent of Independent Accountant.*




                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date

/s/  Michael E. Julian             Chief Executive Officer and   Sept. 26, 1997
----------------------             Chairman of the Board
     Michael E. Julian

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date

/s/  Richard W. LaTrace           President                    Sept. 26, 1997
-------------------
     Richard W. La Trace



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date

/s/  Timothy E. Kullman           Senior President             Sept. 26, 1997
-----------------------           Chief Financial Officer
     Timothy E. Kullman           Treasurer & Secretary



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date

                                  Director                     Sept.___, 1997
-------------------
     Carl F. Bailey

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date

/s/  E. Eugene Bishop             Director                     Sept. 26, 1997
---------------------
     E. Eugene Bishop


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date

/s/  Bruce C. Bruckmann           Director                     Sept. 26, 1997
-----------------------
     Bruce C. Bruckmann


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date

/s/  William W. Crawford          Director                     Sept. 26, 1997
------------------------
     William W. Crawford


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date

                                  Director                     Sept.___, 1997
-------------------
     Roger E. Friou


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date

                                  Director                     Sept.___, 1997
---------------------
     W.H. Holman, Jr.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date

                                  Director                     Sept.___, 1997
-------------------------
     Harold O. Rosser, II


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                        Date

/s/  Stephen C. Sherrill          Director                     Sept. 26, 1997
------------------------
     Stephen C. Sherrill





                                EXHIBIT INDEX

Exhibit
Number                 Description

10(j)                  Agreement for Termination of
                       Employment dated as of
                       September 19, 1997, between the
                       Company and David W. Morrow

10(k)                  Form of Agreement between the
                       Company and each officer and
                       director of the Company relating
                       to stock options.

21                     Subsidiary of the Company

23.1                   Consent of Independent Accountant