Form 10-K/A
period 1997-06-28
DELCHAMPS INC
filed 1997-10-27
CIK 729970

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A

                               AMENDMENT NO. 1

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 1997

Commission File Number 0-12923
                               Delchamps, Inc.
                           _______________________
                         (Exact name of registrant as
                          specified in its charter)

   Alabama                                           63-0245434
__________________________                     ________________________
(State of other jurisdiction of                   (I.R.S. Employer
 incorporation of organization)                Identification Number)

305 Delchamps Drive  Mobile, AL                          36602
__________________________                     _________________________
(Address of Principal executive                        (Zip Code)
          offices)

   (334) 433-0431
____________________________
(Registrants telephone number
 including area code)

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




   Delchamps, Inc. (the "Company") hereby amends and supplements the following items of its Annual Report on Form 10-K for the year ended June 28, 1997, to read in their entirety as follows:


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports and Form

      (a)   Documents filed as part of this report:

      (3)   Exhibits

            The exhibits listed below and marked with an asterisk have been filed previously; unmarked documents are filed herewith and are listed in the attached Exhibit Index; the other exhibits are incorporated herein by reference from the document indicated.

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

      10(b) 1987 Restricted Stock Plan, as amended (Exhibit (c)(a) to the Company's Form 14D-9 dated July 14, 1997).

      10(c) Indemnity  Agreement  dated  November   24,   1987   between
            Delchamps, Inc. and First Alabama Bank (Exhibit (c)(7) to the Company's Form 14D-9 dated July 14, 1997).

      10(d) Rights Agreement dated  October  14, 1988 (Exhibit (1) to the
            Company's Form 8-A, dated October 4, 1992).

      10(e) First Amendment to Rights Agreement dated October 16, 1992
            (Exhibit (1) to the Company's Amendment No. 1 on Form 8, dated November 4, 1992 to Form 8-A, dated October 4,
            1992).

      10(f) Second Amendment to Rights Agreement  dated  July  8, 1997
            (Exhibit  (4)  to  the Company's Form 8-A/A dated July  8,
            1997).

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

      21    Subsidiary of the Registrant.*

      23.1  Consent of Independent Accountant.*

      27    Financial Data Schedule.

------------------

(*)  Filed Previously.


                                SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Company's Annual Rreport has been signed below by the following person on behalf of the Registrant, in the capacity and on the date indicated.

Signature              Title                        Date

/s/  Lewis Loeb        Director of Accounting       October 27, 1997
---------------
Lewis Loeb




                              EXHIBIT INDEX

Exhibit
Number                 Description
-------                -----------
27                     Financial Data Schedule